Form 10-Q
period 1997-03-31
COMMUNITY FIRST BANKING CO
filed 1997-06-26
CIK 1035903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997


[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

     For the transition period from ______ to ______

                       Commission File Number:

                         COMMUNITY FIRST BANKING COMPANY
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 GEORGIA                              58-2309605
   ---------------------------------            ---------------------
   (State or Other Jurisdiction of              (I.R.S. Employer
   Incorporation or Organization)               Identification No.)

                                110 Dixie Street
                            Carrollton, Georgia 30117
                                 (770) 834-1071

            -------------------------------------------------------
          (Address of Principal Executive Offices and Telephone Number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes            No     X
                                               --------      ---------

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance  Sheets as of  December  31,  1996 and March 31, 1997
          (unaudited)

     Consolidated  Statements  of Earnings  for the Three Months Ended March 31,
          1996 and 1997 (unaudited)

     Consolidated  Statements of Cash Flows for the Three Months Ended March 31,
          1996 and 1997 (unaudited)

     Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


                         COMMUNITY FIRST BANKING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                       Unaudited
                                                                       12/31/96          3/31/97
                                                                       ---------         --------
ASSETS
Cash and due from banks ..........................................     11,061,383      11,157,499
Interest-bearing deposits in financial institutions ..............      3,355,586       1,035,055
Federal funds sold ...............................................      8,680,000       6,845,000
                                                                       ----------      ----------
   Cash & cash equivalents .......................................     23,096,969      19,037,554
                                                                       ----------      ----------
Securities available for sale ....................................     33,927,243      42,965,769
Securities held to maturity ......................................      7,764,058       7,137,879
Other investments ................................................      2,599,741       2,380,641
Mortgage loans held for sale .....................................        282,488         568,102
Loans, net .......................................................    269,834,098     277,079,473
Premises & equipment net .........................................      9,288,592       9,779,953
Accrued interest receivable ......................................      2,687,472       2,970,897
Other assets .....................................................      3,050,849       3,643,307
                                                                      -----------     -----------
   Total assets ..................................................    352,531,510     365,563,575
                                                                      ===========     ===========


LIABILITIES AND CAPITAL
Deposits:
  Demand .........................................................     15,903,005      21,839,221
  Interest-bearing demand ........................................     47,288,356      49,338,819
  Savings ........................................................     34,076,732      36,828,948
  Time ...........................................................    163,257,956     164,877,125
  Time, over $100,000 ............................................     47,230,149      47,265,338
                                                                      -----------     -----------
     Total deposits ..............................................    307,756,198     320,149,451
                                                                      -----------     -----------
Federal Home Loan Bank advances ..................................     16,295,186      16,229,969
Subordinated debentures ..........................................      2,000,000       2,000,000
Accrued interest payable & other liabilities .....................      1,222,603       1,853,020
                                                                      -----------     -----------
     Total Liabilities ...........................................    327,273,987     340,232,440
                                                                      -----------     -----------

Capital:
  Retained Earnings ..............................................     25,278,036      25,646,436
  Net unrealized loss on securities available for sale, net of tax        (20,513)       (315,301)
                                                                       ----------      ----------
     Total capital ...............................................     25,257,523      25,331,135
                                                                       ----------      ----------
                                                                      -----------     -----------
Total liabilities & capital ......................................    352,531,510     365,563,575
                                                                      ===========     ===========

See Notes to Consolidated Financial Statements.


                         COMMUNITY FIRST BANKING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                Three Months
                                                               Ended March 31
                                                                1996       1997
                                                            ---------   ---------
Interest income:
Interest and fees on loans ..............................   6,098,701   6,240,960
Interest-bearing deposits and federal funds sold ........     360,615     151,726
Interest and dividends on investment securities:
   U.S. Treasury ........................................      23,218       6,875
   U.S. Govt. agency and mortgage-backed ................     170,639     798,020
   State, county & municipals ...........................       1,744      28,153
   Other ................................................      57,115      47,403
                                                            ---------   ---------
     Total Interest Income ..............................   6,712,032   7,273,137
                                                            ---------   ---------


Interest Expense:
Interest on deposits:
  Demand ................................................     349,445     360,600
   Savings ..............................................     207,020     253,239
   Time .................................................   2,730,599   2,922,496
                                                            ---------   ---------
                                                            3,287,064   3,536,335
                                                            ---------   ---------
Interest on borrowings ..................................     265,666     261,067
                                                            ---------   ---------
          Total interest expense ........................   3,552,730   3,797,401
                                                            ---------   ---------

               Net interest income ......................   3,159,302   3,475,736
                                                            ---------   ---------
Provision for loan losses ...............................     105,000      94,500
                                                            ---------   ---------
          Net interest inc. after provision for loan loss   3,054,302   3,381,236
                                                            ---------   ---------
Other income:
   Service charges on deposits ..........................     509,640     604,616
   Miscellaneous ........................................     159,703     175,794
                                                            ---------   ---------
          Total other income ............................     669,343     780,410
                                                            ---------   ---------
   Salaries and related benefits ........................   1,527,675   1,803,292
   Occupancy and equipment ..............................     370,916     466,626
   Depository insurance premiums ........................     152,998      11,798
   Other operating ......................................   1,030,778   1,323,421
                                                            ---------   ---------
         Total other expenses ...........................   3,082,367   3,605,137
                                                            ---------   ---------
         Earnings before income tax expense .............     641,278     556,509
Income tax expense ......................................     197,617     188,110
                                                              -------     -------
               Net Earnings .............................     443,661     368,400
                                                            =========   =========

See Notes to Consolidated Financial Statements.


                         COMMUNITY FIRST BANKING COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended March 31
                                                                                           1996           1997
                                                                                        ---------        -------

Net earnings ......................................................................       443,661        368,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation, amortization and accretion ........................................       284,075        335,833
  Provision for loan losses .......................................................       105,000         94,500
  (Gain) or loss on sales of premises and equipment, net ..........................        25,848         (8,290)
  Change in:
    Mortgage loans held for sale ..................................................     1,909,904       (285,615)
    Accrued interest receivable ...................................................      (112,811)      (283,424)
    Other assets ..................................................................      (658,893)      (587,249)
    Accrued interest payable ......................................................       236,757        126,698
    Accrued expenses and other liabilities ........................................       610,886        503,719
                                                                                        ---------        -------
       Net cash provided by operating activities ..................................     2,844,427        264,572
                                                                                        ---------        -------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale .......................        47,823        533,512
  Proceeds from maturities of securities held to maturity .........................       641,306        626,181
  Purchases of other investments ..................................................      (138,248)          -
  Maturities of other investments .................................................       219,100           -
  Purchases of securities available for sale ......................................   (11,099,698)    (9,866,827)
  Net change in loans .............................................................     4,654,684     (7,339,876)
  Proceeds from sales of real estate ..............................................         8,905           -
  Proceeds from sales of premises and equipment ...................................        40,000          8,290
  Purchases of premises and equipment .............................................      (856,015)      (841,312)
                                                                                       ----------    -----------
       Net cash (used) in investing activities ....................................    (6,710,148)   (16,652,027)
                                                                                       ----------    -----------
Cash flows from financing activities:
  Net change in demand and savings deposits .......................................     2,139,122     10,738,900
  Net change in time deposits .....................................................      (740,235)     1,654,357
  Payment of FHLB advances ........................................................       (65,218)       (65,217)
                                                                                        ---------     ----------
      Net cash provided by financing activities ...................................     1,333,669     12,328,040
                                                                                       ----------     ----------
      Net change in cash and cash equivalents .....................................    (2,532,052)    (4,059,415)
                                                                                       ----------     ----------
Cash and cash equivalents at beginning of year ....................................    34,057,178     23,096,969
                                                                                       ----------     ----------
Cash and cash equivalents at quarter end ..........................................    31,525,126     19,037,554
                                                                                       ==========     ==========

See Notes to Consolidated Financial Statements.

COMMUNITY FIRST BANKING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS

Community First Banking Company (the "Company") was incorporated in the State of Georgia on March 12, 1997, for the purpose of becoming a holding company to own all of the outstanding capital stock of Carrollton Federal Bank, FSB (the "Savings Bank"), an existing federally chartered stock savings bank which is 100% owned by CF Mutual Holdings (the "Mutual Holding Company"). Upon consummation of the Conversion and Reorganization (see Note 3. below), the Company will become the unitary holding company for the Savings Bank. A subscription offering of the Company's common stock commenced on May 14, 1997 and the expiration date for submitting stock order forms was June 17, 1997 at 12:00 noon, Eastern Daylight Time.

NOTE 2.  BASIS OF PRESENTATION

For purposes of this Form 10-Q, the financial statements and management's discussion and analysis of financial condition and results of operations are presented for the Mutual Holding Company since the Company was not active during any of the periods presented. The accompanying unaudited consolidated financial statements (except for statements of financial condition at December 31, 1996, which are audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Prospectus of the Company dated May 14,1997.

NOTE 3.  PLAN OF CONVERSION

On February 11, 1997, the Boards of Directors of the Savings Bank and the Mutual Holding Company adopted a Plan of Conversion and Reorganization (the "Plan"). Pursuant to the Plan, (i) the Mutual Holding Company will convert to an Interim Mutual and simultaneously will merge with and into the Savings Bank, pursuant to which the Mutual Holding Company will cease to exist and the shares of Savings Bank Common Stock held by the Mutual Holding Company will be canceled, and (ii) Interim CFB will then merge with and into the Savings Bank. As a result of the merger of Interim CFB with and into the Savings Bank, the Savings Bank will become a wholly owned subsidiary of the Company operating under the name "Carrollton Federal Bank". The Plan was approved by (1) the Office of Thrift Supervision on May 12, 1997, (2) an affirmative vote of a majority of the total number of votes eligible to be cast by members of the Mutual Holding Company at the members' meeting held on June 19, 1997, and (3) holders of one hundred percent of the shares of the outstanding Savings Bank Common Stock at the Stockholders' Meeting held on June 19, 1997.

NOTE 4.  EARNINGS PER SHARE

Earnings per share for the three month periods ended March 31, 1997 have not been presented in the consolidated statements of earnings because the Company had not converted to stock form and the Company had not completed its stock offering at any time during these periods.

NOTE 5.  RECENTLY ISSUED ACCOUNTING STANDARDS

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share (EPS) and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Upon adoption, restatement of all prior-period EPS data prescribed is required. Based upon the current capital structure of the Company, this Statement will have no effect on the EPS calculation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1997 AND DECEMBER 31, 1996

Mutual Holding Company consolidated assets at March 31, 1997 grew approximately 3.7% to $366 million from $353 million at December 31, 1996. Total loans grew $7.5 million, or 2.8%, from December 31, 1996 through March 31, 1997. The increase in loans were primarily commercial installment loans ($9 million), commercial line of credit loans ($2 million), and indirect lending automobile loans ($1 million). Mortgage loans decreased $5 million during the first quarter 1997. Available for sale securities increased by 26.6% to $43 million. Securities purchased were FHLMC ($2 million), FNMA ($5 million) and FHLB ($2.5 million) bonds. Cash and cash equivalents decreased $4 million.

The net asset growth was primarily funded through an increase in deposits of approximately $12 million, or 4%, from $308 million at December 31, 1996 to $320 million at March 31, 1997. Of the growth in deposits during the first quarter of 1997, $7 million came from the four Wal-Mart branches opened in 1996.

The Savings Bank continued to exceed all regulatory capital requirements at March 31, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Net earnings totaled approximately $368,400 through March 31, 1997 as compared to $443,661 for the three months ended March 31, 1996. Return on average assets and return on average equity for the three months ended March 31, 1997 were .43% and 6.08% on an annualized basis as compared to .53% and 7.09% for the three-month period ended March 31, 1996. The decreases over the prior year primarily are due to increased data processing fees related to the increased transaction account activity in 1997 as well as an increase in occupancy expenses due to the Company's opening of four Wal-Mart branches during the last three quarters of 1996.

Net interest income increased 12.7% to $3.4 million at March 31, 1997 as compared to $3.1 million through March 31, 1996. This increase was a result of the continuing change in the mix of the loan portfolio from mortgage loans into higher yielding commercial and consumer loans.

The provision for loan losses was $95,000 and $90,000 for the quarters ended March 31, 1997 and 1996, respectively. Nonperforming assets decreased from $6.4 million at December 31, 1996 to $6.1 million at March 31, 1997. Net charge-offs totaled $248,000 through March 31, 1997 as compared to $99,000 through March 31, 1996.

Noninterest income increased slightly from $669,343 for the quarter ended March 31, 1996 to $780,410 for the quarter ended March 31, 1997. Noninterest expense increased 14.1% from $3.1 million for the three-month period ended March 31, 1996 to $3.6 million through March 31, 1997. This increase is primarily due to increases in salaries and employee benefits and occupancy expenses associated with the Savings Bank's opening of the four Wal-Mart branches during the last three quarters of 1996.

Depository insurance premiums decreased from $152,998 for the quarter ended March 31, 1996 to $11,798 for the quarter ended March 31, 1997. This was due to the re-capitalization of the SAIF insurance fund during the 3rd quarter of 1996. This recapitalization of the SAIF fund will enable the Bank to recognize a substantial reduction in deposit insurance premiums going forward.

LIQUIDITY AND CAPITAL RESOURCES

Substantially all of the Mutual Holding Company's capital is held at the Savings Bank level. The Savings Bank's liquidity and capital resources at March 31, 1997 remained relatively unchanged from December 31, 1996. The Savings Bank anticipates that it will have sufficient funds available to meet its current commitments. The following table sets forth the Savings Bank's capital position relative to the various minimum Office of Thrift Supervision and FDIC capital regulatory requirements to which it is currently subject.


                                 March 31, 1997
                                 --------------
                                   Percent of
                                  Amount Assets

                             (Dollars in thousands)

Tangible Capital ...........................   $23,790       6.56%
Tangible minimum capital requirement .......   $ 5,441       1.5%
                                               -------       ----
  Excess ...................................   $18,349       5.06%
                                               =======       ====

Core capital ...............................   $23,790       6.56%
Minimum core capital requirement ...........    10,883       3.00%
                                               -------       ----
  Excess ...................................   $12,907       3.56%
                                               =======       ====

Total risk-based capital ...................   $25,672      10.26%
Total minimum risk-based capital requirement   $20,011       8.00%
                                               -------       ----
  Excess ...................................   $ 5,661       2.26%
                                               =======       ====

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

          None.

      ITEM 2.  CHANGES IN SECURITIES

          None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None.

      ITEM 5.  OTHER INFORMATION

          None.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed herewith:

               Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMUNITY FIRST BANKING CO.


Date:  June    , 1997                   /s/ Gary D. Dorminey
                                        --------------------------
                                        Gary D. Dorminey
                                        President
                          (Principal Executive Officer)



Date:  June    , 1997                   /s/ C. Lynn Gable
                                        -------------------------
                                        C. Lynn Gable
                                        Chief Financial Officer
                          (Principal Financial Officer)