Form 10-Q
period 1997-06-30
COMMUNITY FIRST BANKING CO
filed 1997-08-14
CIK 1035903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997


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
          (Address of Principal Executive Offices and Telephone Number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                             ------    ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1997, there were 2,413,562 shares issued and 2,220,477 shares outstanding of the Registrant's Common Stock, par value $.01 per share.


CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance  Sheets as of  June 30,  1997 (unaudited) and
         December 31, 1996

     Consolidated  Statements  of Earnings  for the Three  Months and Six Months
          Ended June 30, 1997 and 1996 (unaudited)

     Consolidated  Statements  of Cash Flows for the Six  Months  Ended June 30,
          1997 and 1996 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES



                                                COMMUNITY FIRST BANKING COMPANY
                                                  Consolidated Balance Sheets
                                                                                                   Unaudited
                                                                                                     6-30-97            12-31-96
                                                                                              --------------       -------------
Assets
Cash and due from banks                                                                           11,224,089          11,061,383
Interest-bearing deposits in financial institutions                                               75,338,625           3,355,586
Federal funds sold                                                                                 6,490,000           8,680,000
                                                                                                  ----------          ----------
   Cash & cash equivalents                                                                        93,052,714          23,096,969
                                                                                                  ----------          ----------
Securities available for sale                                                                     44,669,346          33,927,243
Securities held to maturity                                                                        7,027,339           7,764,058
Other investments                                                                                  2,379,592           2,599,741
Mortgage loans held for sale                                                                         156,500             282,488
Loans, net                                                                                       282,814,770         269,834,098
Premises & equipment, net                                                                          9,849,925           9,288,592
Accrued interest receivable                                                                        2,699,194           2,687,472
Other assets                                                                                       8,000,791           3,050,849
                                                                                                 -----------         -----------
   Total assets                                                                                  450,650,171         352,531,510
                                                                                                 ===========         ===========

Liabilities and Stockholders' Equity
Deposits:
  Demand                                                                                          19,739,774          15,903,005
  Interest-bearing demand                                                                         50,544,598          47,288,357
  Savings                                                                                         82,943,324          34,076,732
  Time                                                                                           161,651,150         163,257,956
  Time, over $100,000                                                                             46,719,486          47,230,149
                                                                                                 -----------         -----------
     Total deposits                                                                              361,598,332         307,756,199
                                                                                                 -----------         -----------
Federal Home Loan Bank advances                                                                   15,957,608          16,295,186
Subordinated debentures                                                                              900,000           2,000,000
Accrued interest payable & other liabilities                                                       2,804,946           1,222,602
                                                                                                 -----------          ----------
     Total Liabilities                                                                           381,260,886         327,273,987
                                                                                                 -----------         -----------
Stockholders' Equity:
  Common stock, $.01 par, 10,000,000 authorized, 2,413,562 issued, 2,220,477
  outstanding                                                                                         24,135
  Additional paid in capital                                                                      46,997,681
  Unearned ESOP shares                                                                           (3,861,700)
  Retained Earnings                                                                               26,282,745          25,278,036
  Net unrealized loss on securities available for sale, net of tax                                  (53,576)            (20,513)
                                                                                                 -----------          ----------
     Total stockholders' equity                                                                   69,389,285          25,257,523
                                                                                                  ----------          ----------
Total liabilities & stockholders' equity                                                         450,650,171         352,531,510
                                                                                                 ===========         ===========



See Notes to Consolidated Financial Statements.


                                                                   COMMUNITY FIRST BANKING COMPANY
                                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                                                                (Unaudited)

                                                                   Three Months Ended June 30         Six Months Ended June 30
                                                                         1997            1996             1997            1996
                                                                         ----            ----             ----            ----
Interest income:
Interest and fees on loans                                           6,492,213       6,135,414       12,733,173      12,234,115
Interest-bearing deposits and federal funds sold                       266,783         211,619          418,509         572,234
Interest and dividends on investment securities:
   U.S. Treasury                                                         6,874           2,146           13,749          25,364
   U.S. Govt. agency and mortgage-backed                               881,182         522,055        1,679,202         692,694
   State, county & municipals                                           22,169           9,776           50,322          11,520
   Other                                                                41,046          59,556           88,449         116,671
                                                                     ---------       ---------       ----------      ----------
     Total Interest Income                                           7,710,267       6,940,566       14,983,404      13,652,598
                                                                     ---------       ---------       ----------      ----------
Interest Expense:
 Interest on deposits:
   Demand                                                              390,335         354,113          750,934         703,558
   Savings                                                             321,852         214,703          575,091         421,723
   Time                                                              2,985,815       2,776,722        5,908,311       5,507,321
                                                                     ---------       ---------        ---------       ---------
                                                                     3,698,002       3,345,538        7,234,336       6,632,602
                                                                     ---------       ---------        ---------       ---------
 Interest on  FHLB advances & subordinated debentures                  261,041         264,602          522,108         530,268
                                                                       -------         -------          -------         -------
          Total interest expense                                     3,959,043       3,610,140        7,756,444       7,162,870
                                                                     ---------       ---------        ---------       ---------
                Net interest income                                  3,751,224       3,330,426        7,226,960       6,489,728
                                                                     ---------       ---------        ---------       ---------
Provision for loan losses                                              209,000         105,000          303,500         210,000
                                                                       -------         -------          -------         -------
          Net interest inc. after provision for loan loss            3,542,224       3,225,426        6,923,460       6,279,728
                                                                     ---------       ---------        ---------       ---------
Other Income:
   Service charges on deposits                                         682,988         565,989        1,287,604       1,075,629
   Miscellaneous                                                       274,570         155,586          450,364         315,289
                                                                       -------         -------          -------         -------
          Total other income                                           957,558         721,575        1,737,968       1,390,918
                                                                       -------         -------        ---------       ---------
Other expenses:
   Salaries and related benefits                                     1,786,671       1,567,763        3,589,963       3,095,438
   Occupancy and equipment                                             452,512         383,205          919,138         754,121
   Depository insurance premiums                                        46,466         152,999           58,264         305,997
   Other operating                                                   1,260,401       1,216,713        2,583,822       2,247,491
                                                                     ---------       ---------        ---------       ---------
         Total other expenses                                        3,546,050       3,320,680        7,151,187       6,403,047
                                                                     ---------       ---------        ---------       ---------
         Earnings before income tax expense                            953,732         626,321        1,510,241       1,267,599
Income tax expense                                                     317,422         209,229          505,532         406,846
                                                                       -------         -------          -------         -------
               Net Earnings                                            636,310         417,092        1,004,709         860,753
                                                                       =======         =======        =========         =======



See Notes to Consolidated Financial Statements.


                                                    COMMUNITY FIRST BANKING COMPANY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)
                                                                                          Six Months Ended June 30
                                                                                            1997              1996
                                                                                            ----              ----
Net earnings                                                                           1,004,709           860,753
Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
  Depreciation, amortization and accretion                                               646,080           565,363
  Provision for loan losses                                                              303,500           210,000
  (Gain) or loss on sales of premises and equipment, net                                (19,372)            25,848
  Change in:
    Mortgage loans held for sale                                                         125,988         1,438,613
    Accrued interest receivable                                                         (11,722)         (379,261)
    Other assets                                                                        (73,313)         (292,206)
    Accrued interest payable                                                             164,598         (106,764)
    Accrued expenses and other liabilities                                             1,417,746          (37,479)
                                                                                       ---------         ---------
       Net cash provided by operating activities                                       3,558,214         2,284,867
                                                                                       ---------         ---------
Cash flows from investing activities:
  Proceeds from maturities of securities available for sale                            4,000,000            55,898
  Proceeds from maturities of securities held to maturity                                736,719           969,544
  Proceeds from maturities of other investments                                          220,149
  Purchases of other investments                                                                         (130,376)
  Purchases of securities available for sale                                        (14,742,103)      (27,537,813)
  Net change in loans                                                               (18,173,649)           254,852
  Proceeds from sale of real estate                                                       11,643
  Proceeds from sales of premises and equipment                                           28,401            80,000
  Purchases of premises and equipment                                                (1,216,440)       (1,999,121)
  Organization costs                                                                    (31,860)
                                                                                     -----------       -----------
       Net cash used in investing activities                                        (29,167,140)      (28,307,016)
                                                                                    ------------      ------------

Cash flows from financing activities:
  Net change in demand and savings deposits                                           55,959,602         4,724,184
  Net change in time deposits                                                        (2,117,470)         3,631,389
  Payment of FHLB advances                                                             (337,578)         (337,578)
  Payment of subordinated debentures                                                 (1,100,000)
  Net Proceeds from issuance of common stock                                          43,160,116
                                                                                      ----------         ---------
      Net cash provided by financing activities                                       95,564,670         8,017,995
                                                                                      ----------         ---------
       Net change in cash and cash equivalents                                        69,955,744      (18,004,154)
                                                                                      ----------      ------------
  Cash and cash equivalents at beginning of year                                      23,096,970        34,057,178
                                                                                      ----------        ----------
Cash and cash equivalents at quarter end                                              93,052,714        16,053,024
                                                                                      ==========        ==========
Supplemental schedule of non-cash investing activity:
   Transfer from loans to other real estate owned                                      4,901,121            57,056



See Notes to Consolidated Financial Statements.

COMMUNITY FIRST BANKING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS

Community First Banking Company (the "Company") was incorporated in the State of Georgia on March 12, 1997, for the purpose of becoming a holding company to own all of the outstanding capital stock of Carrollton Federal Bank, FSB (the "Savings Bank"), an existing federally chartered stock savings bank, which was 100% owned by CF Mutual Holdings (the "Mutual Holding Company"). Upon consummation of the plan of conversion and reorganization, ("the Conversion") (see Note 3. below), the Company became the unitary holding company for the Savings Bank and the Mutual Holding Company was dissolved.


NOTE 2.  BASIS OF PRESENTATION

Prior to June 27, 1997, the Company had not issued any stock, had no assets or liabilities, and had not engaged in any business activities other than of an organizational nature. Accordingly, the financial data for periods prior to June 27, 1997 included herein reflect the operations of the consolidated Mutual Holding Company.

The accompanying unaudited consolidated financial statements (except for statements of financial condition at December 31, 1996, which are audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions contained in Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Prospectus of the Company dated May 14,1997.

NOTE 3.  STOCK CONVERSION

On June 27,1997 the Conversion to a stock holding company organized under the laws of Georgia, the issuance of common stock, and dissolution of the Mutual Holding Company were completed. In connection therewith, the Company sold 2,413,562 shares of common stock, par value $.01 per share, at an initial price of $20 per share in subscription offerings. Costs associated with the Conversion were approximately $1,379,000 including underwriting fees. These conversion costs were deducted from the gross proceeds of the sale of the common stock.

NOTE 4. EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Company established an employee stock ownership plan (the "ESOP"). The ESOP purchased approximately 8%, or 193,085 shares, of the total shares of common stock sold. The Company lent $3,861,700 to the ESOP for the purchase of the shares of common stock. All existing employees over age 21 and new employees who have completed at least 1000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company will make discretionary contributions to the ESOP in an amount not less than the amount needed to pay any principal and interest payments required by the acquisition loan. The Company will account for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans". As shares are committed to be released to participants, the Company will report compensation expense equal to the average market price of the shares during the period.

NOTE 5.  EARNINGS PER SHARE

The initial public offering was completed June 27, 1997. Accordingly, net income per share calculations for the three and six month periods ended June 30, 1997 are not meaningful and are therefore not presented.

NOTE 6.  RECENTLY ISSUED ACCOUNTING STANDARDS

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, " Earnings Per Share" (SFAS 128) and SFAS No. 129 "Disclosure of Information About Capital Structure". SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share (EPS) and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. SFAS 129 simply consolidates the established accounting pronouncements on required disclosure of information about a company's capital structure. The statement contains no new requirements for companies that reported previously under those established accounting pronouncements. Both standards are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Upon adoption of SFAS 128, restatement of all prior-period EPS data presented is required. Based upon the current capital structure of the Company, these statements will not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND DECEMBER 31, 1996

Total assets at June 30, 1997 grew approximately 27.8% to $451 million from $353 million at December 31, 1996. The increase in total assets was primarily attributable to a $72 million increase in interest-bearing deposits in financial institutions, a $10.7 million increase in securities available for sale, a $13 million increase in net loans, and a $4.9 million increase in other assets. The asset growth was funded primarily by the net proceeds received by the Company from its initial public offering and increase in demand deposits of $7.1 million.

The increase in interest-bearing deposits in financial institutions resulted from the proceeds of the initial public offering. The initial public offering was over subscribed by $44.9 million and although refunds of over-subscriptions were mailed on June 27, 1997, the checks had not cleared and remained in overnight interest bearing deposits at June 30, 1997 .

Total net loans grew $13 million, or 4.81%, from December 31, 1996 through June 30, 1997. The increase in loans was primarily due to commercial installment loans ($15 million), commercial adjustable line of credit loans ($5.5 million), commercial single pay loans ($3 million), and indirect automobile loans ($3.1 million). Mortgage loans decreased $10 million during the first six months of 1997.

The increase in other assets resulted from foreclosure on five loans to one commercial borrower ($4. 9 million). The foreclosed property is represented by two parcels of undeveloped land. In July 1997, the Savings Bank entered into a Purchase and Sale Agreement on the largest of the tracts of property. The Agreement calls for a 90 day inspection period for the purchaser to determine whether the property is suitable for the purchaser's purposes. No loss is anticipated from the sale of these parcels of undeveloped land.

The net asset growth was funded primarily by the initial public offering which resulted in subscriptions of $91.7 million. As mentioned above, $44.9 million in over subscriptions is in the process of being refunded which will result in a decrease in interest bearing deposits in financial institutions and a decrease in savings deposit liabilities in the month following June 30, 1997.

Non-interest bearing demand deposits increased $3.8 million and interest bearing demand deposits increased $3.3 million from December 31, 1996 through June 30, 1997. Savings deposit liabilities increased $48.9 million which includes the $44.9 million being refunded for the over subscription. Time deposit liabilities decreased $2.1 million as the result of deposits being used for stock subscriptions.

Of the growth in deposits during the period from December 31, 1996 through June 30, 1997, $9.9 million came from the four Wal-Mart branches opened in 1996.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net earnings totaled $636,310 for the three months ended June 30, 1997, an increase of 53% from the $417,092 earned for the three months ended June 30, 1996. This increase is primarily attributable to the continued increases in net interest income.

Net Interest Income

Net interest income for the three months ended June 30, 1997 increased $420,798, or 12.6%, over the same period in 1996. This increase reflects the continued change in loan mix, moving toward more commercial and consumer loans and away from 1 - 4 family mortgage loans.

Provision for Loan Losses

The provision for loan losses increased to $209,000 for the three months ended June 30, 1997 compared to $105,000 for the three months ended June 30, 1996. This increase has been deemed appropriate by management to reflect the higher risk associated with the change in the loan portfolio mix.

Other Income

Other income increased $235,983 for the three months ended June 30, 1997 verses 1996. This is primarily the result of increased service charges and fees on transaction accounts generated by the increase in accounts from the four Wal-Mart branches opened from March through September 1996.

Other Expenses

Other expenses increased $225,370 for the three months ended June 30, 1997 over the same period in 1996. Salaries and related employee benefits increased $218,908 or 14%, occupancy expense increased $69,307 or 18% and other expense increased $43,688 or 4%. These increases are primarily associated with the Wal-Mart branches which were opened in 1996. Depository insurance premiums decreased for the same three months ended June 30, 1997 and 1996 because of the special assessment made in September 1996 to equalize the Savings Association Insurance Fund (SAIF) with the Bank Insurance Fund (BIF).

Income Taxes

Income tax expense increased $108,193 or 52% for the quarter ended June 30, 1997 as compared to the same period in 1996. The effective tax rate as a percentage of pretax income for both periods was approximately 33%.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

Net earnings were $1,004,709 for the six months ended June 30, 1997 compared to $860,753 for the same period in 1996. This 16.7% increase in net earnings resulted primarily from an increase in net interest income and a reduction in deposit insurance premiums during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

Net Interest Income

Net interest income for the six months ended June 30, 1997 increased $737,232, or 11.4%, over the same period in 1996. Total interest income increased $1,330,806 during the six months ended June 30, 1997 as compared to the same period of the prior year. This increase was primarily the result of an increase in interest on investment securities. Total interest expense increased $593,574 during the first six months of 1997 compared to the same period in 1996.

Provision For Loan Losses

The provision for loan losses increased by $93,500 for the six months ended June 30, 1997 over the amount for the six months ended June 30, 1996. This increase for the comparative six months period reflects the higher risk associated with the increased commercial and consumer lending activities.

Other Income

Other income increased $347,050, or 25.0%, for the six months ended June 30, 1997 versus the same period in 1996. This increase is primarily attributable to the increased volume of transaction accounts generated from the Wal-Mart branches.

Other Expenses

Other expenses for the six months ended June 30, 1997 increased $748,140 over the amount for the six months ended June 30, 1996. This increase is primarily the result of increased costs associated with the Wal-Mart branches opened during 1996. An offset to this increase, however, was the reduction in the SAIF deposit insurance premium of $247,733 during the six months ended June 30, 1997 compared to the same six months in 1996.

Income Taxes

Income tax expense increased approximately $99,000 or 24% during the first half of 1997 as compared to the same period in 1996. The effective tax rate as a percentage of pretax income for the six months ended June 30, 1997 and 1996 was 33% and 32% respectively. These tax rates differ from the statutory Federal tax rate of 34 percent primarily due to tax exempt interest income on certain investment securities. For the first six months of 1997 and 1996, tax exempt investment securities interest expressed as a percentage of pretax earnings increased to 3% from 1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are time, savings and demand deposits, principal and interest payments on loans and securities and, to a limited extent, borrowings from the FHLB of Atlanta. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and savings deposit flows, reducing the predictability of the timing of sources of funds.

On June 27, 1997 the Conversion from a federally chartered mutual holding company to a state chartered stock holding company was completed, and all of the capital stock of the Savings Bank was acquired by the Company. The Company issued and sold 2,413,562 shares of its common stock, $.01 par value, at a price of $20.00 per share in a subscription offering (the "Offering") to certain depositors of the Savings Bank and to the Company's Employee Stock Ownership Plan. Net proceeds from the Offering were $46.9 million. At June 30, 1997, total stockholders' equity of Community First Banking Company was $69.4 million. The ratio of the Company's equity to total assets at June 30, 1997 was 15.4%.

The Savings Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision (the "OTS"). The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At June 30, 1997, the Savings Bank's liquidity ratio was 19.1% and its short-term liquidity ratio was 15.7%. The levels of the Savings Bank's short-term liquid assets are dependent on the Savings Bank's operating, financing and investing activities during any given period. Management believes it will have adequate resources to fund all commitments on a short-term and long-term basis in accordance with its business strategy.

See the "Statements of Cash Flows" in the Unaudited Consolidated Financial Statements included in this Form 10-Q for the sources and uses of cash flows for operating activities, investing activities and financing activities for the six months ended June 30, 1997 and 1996.

The Savings Bank has other sources of liquidity if a need for additional funds arises, including the ability to obtain FHLB of Atlanta advances of up to $53 million. The Savings Bank had $16 million in outstanding FHLB advances at June 30, 1997.

The Savings Bank continued to substantially exceed all regulatory capital requirements at June 30, 1997. The following table shows the Savings Bank's regulatory capital amounts and ratios along with the required amounts of the Office of Thrift Supervision.

                                       Tangible Capital               Tier One Capital      Total Risk-Based Capital
                                       ----------------               ----------------      ------------------------

                                       Amount                         Amount                       Amount
                                    Thousands   Percent            Thousands   Percent          Thousands    Percent
                                    ---------   -------            ---------   -------          ---------    -------
Capital for regulatory purposes        46,641     10.3%               46,641     10.3%             48,608      17.0%

Minimum regulatory requirement          6,781      1.5%               13,563      3.0%             22,915       8.0%

Excess                                 39,860      8.8%               33,078      7.3%             25,693       9.0%


NON PERFORMING ASSETS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Non performing assets, comprised of nonaccrual loans, other real estate owned and loans for which payments are more than 90 days past due, totaled $7.7 million at June 30, 1997, as compared to $7.5 million at December 31, 1996. In addition, non performing assets as a percentage of total loans and other real estate owned was 2.7% and 2.8% at June 30, 1997 and December 31, 1996, respectively.

Management considers the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers and existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. The allowance for loan losses totaled $2.6 million (.96% of loans outstanding) at 12/31/96 and $2.4 million (.83% of loans outstanding) at 6/30/97. The reduction in the ratio is a result of loan growth for the first six months of 1997, strengthening of underwriting criteria for consumer loans, and overall improvement in the quality of the loan portfolios. Management believes the allowance for loan losses is adequate to absorb loss in the portfolio.

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

      ITEM 5.  OTHER INFORMATION

          None.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed herewith:

               Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMUNITY FIRST BANKING COMPANY


Date:  August 14 , 1997                   /s/ Gary D. Dorminey
                                        --------------------------
                                        Gary D. Dorminey
                                        President
                          (Principal Executive Officer)



Date:  August 14, 1997                   /s/ C. Lynn Gable
                                        -------------------------
                                        C. Lynn Gable
                                        Chief Financial Officer
                          (Principal Financial Officer)