Form 10-Q
period 1997-09-30
COMMUNITY FIRST BANKING CO
filed 1997-11-13
CIK 1035903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997


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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1997, there were 2,413,562 shares issued and 2,230,131 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance  Sheets as of  September 30,  1997 (unaudited) and
         December 31, 1996

     Consolidated  Statements  of Earnings  for the Three Months and Nine Months
          Ended September 30, 1997 and 1996 (unaudited)

     Consolidated  Statements of Cash Flows for the Nine Months Ended  September
          30, 1997 and 1996 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


                         COMMUNITY FIRST BANKING COMPANY
                           Consolidated Balance Sheets



                                    Assets                                   Unaudited
                                                                              9-30-97         12-31-96
Cash and due from banks ................................................     11,215,068      11,061,383
Interest-bearing deposits in financial institutions ....................        833,025       3,355,586
Federal funds sold .....................................................     13,625,000       8,680,000
                                                                             ----------       ---------
   Cash & cash equivalents .............................................     25,673,093      23,096,969

Securities available for sale ..........................................     43,779,376      33,927,243
Securities held to maturity ............................................      6,317,076       7,764,058
Other investments ......................................................      2,379,592       2,599,741
Mortgage loans held for sale ...........................................        213,302         282,488
Loans, net .............................................................    293,809,062     269,834,098
Premises & equipment, net ..............................................      9,931,859       9,288,592
Accrued interest receivable ............................................      3,188,980       2,687,472
Other assets ...........................................................      9,277,483       3,050,849
                                                                              ---------       ---------
   Total assets ........................................................    394,569,823     352,531,510
                                                                            ===========     ===========

                     Liabilities and Stockholders' Equity
Deposits:
  Demand ...............................................................     21,409,631      15,903,005
  Interest-bearing demand ..............................................     48,426,060      47,288,357
  Savings ..............................................................     37,781,615      34,076,732
  Time .................................................................    161,496,772     163,257,956
  Time, over $100,000 ..................................................     45,906,911      47,230,149
                                                                             ----------      ----------
      Total deposits ....................................................   315,020,989     307,756,199

Federal Home Loan Bank advances ........................................      5,892,391      16,295,186
Subordinated debentures ................................................        900,000       2,000,000
Accrued interest payable & other liabilities ...........................      2,519,058       1,222,602
                                                                              ---------       ---------
      Total Liabilities .................................................   324,332,438     327,273,987

Stockholders' Equity:
  Common stock, $.01 par, 10,000,000 authorized, 2,413,562 issued,
     2,230,131 outstanding .............................................         24,136
  Additional paid in capital ...........................................     46,894,219
  Unearned ESOP shares .................................................     (3,668,615)
  Retained Earnings ....................................................     26,836,667      25,278,036
  Net unrealized (loss)gain on securities available for sale, net of tax        150,978         (20,513)
                                                                                -------         -------
     Total stockholders' equity ........................................     70,237,385      25,257,523

Total liabilities & stockholders' equity ...............................    394,569,823     352,531,510
                                                                            ===========     ===========



See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                                                                           Three Months Ended                 Nine Months Ended
                                                                        9/30/97           9/30/96           9/30/97          9/30/96
                                                                        -------           -------           -------          -------
Interest income:
Interest and fees on loans .......................................       6,975,078        6,343,984       19,708,250      18,578,099
Interest-bearing deposits and federal funds sold .................         369,308           95,493          787,817         667,727
Interest and dividends on investment securities:
   U.S. Treasury .................................................          47,930           11,172           61,679          36,536
   U.S. Govt. agency and mortgage-backed .........................         897,564          719,490        2,576,766       1,412,184
   State, county & municipals ....................................          28,835           33,078           79,157          44,598
   Other .........................................................          40,860           58,225          129,310         174,896
                                                                            ------           ------          -------         -------
     Total Interest Income .......................................       8,359,575        7,261,442       23,342,979      20,914,040

Interest Expense:
Interest on deposits:
   Demand ........................................................         387,098          369,641        1,138,032       1,073,199
   Savings .......................................................         283,351          226,281          858,442         648,004
   Time ..........................................................       2,956,474        2,877,216        8,864,785       8,384,537
                                                                         ---------        ---------        ---------       ---------
                                                                         3,626,923        3,473,138       10,861,259      10,105,740
                                                                         ---------        ---------       ----------      ----------
Interest on  FHLB advances & subordinated debentures .............         170,077          320,147          692,185         850,415
                                                                           -------          -------          -------         -------
          Total interest expense .................................       3,797,000        3,793,285       11,553,444      10,956,155
                                                                         ---------        ---------       ----------      ----------
               Net interest income ...............................       4,562,575        3,468,157       11,789,535       9,957,885
                                                                         ---------        ---------       ----------       ---------
Provision for loan losses ........................................         320,310          105,000          623,810         315,000
                                                                           -------          -------          -------         -------
          Net interest inc. after provision for loan loss ........       4,242,265        3,363,157       11,165,725       9,642,885
                                                                         ---------        ---------       ----------       ---------
  Other income:
   Service charges on deposits ...................................         732,970          630,697        2,020,574       1,706,325
   Miscellaneous .................................................         346,034          186,010          796,399         501,300
                                                                           -------          -------          -------         -------
          Total other income .....................................       1,079,004          816,707        2,816,973       2,207,625
                                                                         ---------          -------        ---------       ---------

Other expenses:
   Salaries and related benefits .................................       1,732,281        1,627,806        5,322,244       4,723,244
   ESOP & retirement expense .....................................         335,109           11,250          335,109          11,250
   Occupancy and equipment .......................................         469,720          400,427        1,388,858       1,154,548
   Depository insurance premiums .................................          46,852        1,876,684          105,116       2,182,681
   Other operating ...............................................       1,388,903        1,278,481        3,972,725       3,525,972
                                                                         ---------        ---------        ---------       ---------
         Total other expenses ....................................       3,972,865        5,194,648       11,124,052      11,597,695
                                                                         ---------        ---------       ----------      ----------
         Earnings (loss) before income tax expense ...............       1,348,404       (1,014,784)       2,858,646         252,815
Income tax expense (benefit) .....................................         432,448         (377,408)         937,980          29,438
                                                                           -------         --------          -------          ------
               Net Earnings (Loss)................................         915,956         (637,376)       1,920,666         223,377
                                                                           =======         ========        =========         =======

Earnings per share (note 5) ......................................            0.41              N/A              N/A             N/A
Weighted average number of common shares outstanding .............       2,220,477              N/A              N/A             N/A
Dividends per share (note 7) .....................................            0.15              N/A              N/A             N/A

See Notes to Consolidated Financial Statements ...................

                         COMMUNITY FIRST BANKING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                                                          YTD                 YTD
                                                                                         9/30/97             9/30/96
                                                                                         -------             -------
Net earnings                                                                             1,920,665           223,377

Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
  Depreciation, amortization and accretion                                                 995,647           849,901
  Provision for loan losses                                                                623,810           315,000
  (Gain) or loss on sales of premises and equipment, net                                   (19,497)           25,848
  Change in:
    Mortgage loans held for sale                                                            69,186         2,475,413
    Accrued interest receivable                                                           (501,508)         (467,579)
    Other assets                                                                           135,124           295,716
    Accrued interest payable                                                               292,697          (137,813)
    Accrued expenses and other liabilities                                               1,003,759          1,233,935
                                                                                --------------------------------------
       Net cash provided by operating activities                                         4,519,883          4,813,798
                                                                                --------------------------------------
Cash flows from investing activities:
  Proceeds from sales of other investments                                                 220,149                 -
  Proceeds from maturities of securities available for sale                             10,967,619            278,483
  Proceeds from maturities of securities held to maturity                                1,446,982          1,525,383
  Purchases of other investments                                                                            (116,553)
  Purchases of securities available for sale                                          (20,675,678)       (33,769,025)
  Net change in loans                                                                 (30,984,291)        (3,285,780)
  Proceeds from sale of real estate                                                        53,940                  -
  Proceeds from sales of premises and equipment                                            32,115             80,000
  Purchases of premises and equipment                                                  (1,624,115)        (2,947,656)
  Organization costs                                                                      (30,181)                 -
                                                                                --------------------------------------
       Net cash used in investing activities                                          (40,593,460)       (38,235,148)
                                                                                --------------------------------------

Cash flows from financing activities:
  Net change in demand and savings deposits                                            10,349,212          8,856,120
  Net change in time deposits                                                          (3,084,422)         8,829,786
  (Payment) of FHLB advances                                                          (10,402,795)        (3,402,794)
  Borrowing of FHLB advances                                                                    -          5,000,000
  Payment of subordinated debentures                                                   (1,100,000)                 -
  Cash dividend paid                                                                     (362,035)                 -
  Net Proceeds from issuance of common stock                                           43,249,740                  -
                                                                                --------------------------------------
      Net cash provided by financing activities                                        38,649,700         19,283,112
                                                                                --------------------------------------
                                                                                --------------------------------------
      Net change in cash and cash equivalents                                           2,576,123        (14,138,238)
                                                                                --------------------------------------
Cash and cash equivalents at beginning of year                                          23,096,970         34,057,178
                                                                                --------------------------------------
Cash and cash equivalents at quarter end                                                25,673,093         19,918,940
                                                                                ======================================

Supplemental schedule of non-cash investing activity:
   Transfer from loans to other real estate owned                                        6,385,517            132,790
   Cash paid during the year for income taxes                                              935,000            935,000
   Cash paid for interest                                                               11,260,747         11,093,968
   Net change in unrealized gain (loss) on available for sale securities                   150,978             37,232


See Notes to Consolidated Financial Statements.

COMMUNITY FIRST BANKING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS

Community First Banking Company (the "Company") was incorporated in the State of Georgia on March 12, 1997, for the purpose of becoming a holding company to own all of the outstanding capital stock of Carrollton Federal Bank, FSB (the "Savings Bank"), an existing federally chartered stock savings bank, which was 100% owned by CF Mutual Holdings (the "Mutual Holding Company"). Upon consummation of the plan of conversion and reorganization, ("the Conversion") (see Note 3 below), the Company became the unitary holding company for the Savings Bank and the Mutual Holding Company was dissolved.


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

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1996, included in the Prospectus of the Company dated May 14,1997.

NOTE 3.  STOCK CONVERSION

On June 27,1997 the Conversion to a stock holding company organized under the laws of Georgia, the issuance of common stock, and dissolution of the Mutual Holding Company were completed. In connection therewith, the Company sold 2,413,562 shares of common stock, par value $.01 per share, at an initial price of $20 per share in a subscription offering. Costs associated with the Conversion were approximately $1,379,000 including underwriting fees. These conversion costs were deducted from the gross proceeds of the sale of the common stock.

NOTE 4. EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Company established an employee stock ownership plan (the "ESOP"). The ESOP purchased approximately 8%, or 193,085 shares, of the total shares of common stock sold. The Company lent $3,861,700 to the ESOP for the purchase of the shares of common stock. All existing employees as of June 17, 1997, over age 21 and new employees who have completed at least 1000 hours of service during a twelve month period and who have attained age 21 are eligible to participate in the ESOP. The Company will make discretionary contributions to the ESOP in an amount not less than the amount needed to pay any principal and interest payments required by the acquisition loan. The Company will account for its ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans". As shares are committed to be released to participants, the Company will record compensation expense equal to the average market price of the shares during the period. During the three month period ended September 30, 1997, the Company released 9,654 shares and recorded $330,650 in related compensation expense for the period.

NOTE 5.  EARNINGS PER SHARE

The initial public offering was completed June 27, 1997. Earnings per share calculations for the three month period ended September 30, 1997 are presented based on the net income for the three months and the weighted average number of shares outstanding, or 2,220,477 shares. Net earnings per share are not presented for the nine months ended 09/30/97 since shares issued in conjunction with the conversion and offering were not outstanding for the entire period. For purposes of this computation, the number of shares purchased by the Company's employee stock ownership plan which have not been committed to be released to participant accounts are not assumed to be outstanding.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements will be effective for fiscal years beginning after December 15, 1997. The management of the Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

NOTE 7. DIVIDENDS DECLARED

On August 21, 1997 the Board of Directors of the Company approved a cash dividend of $.15 per share payable October 1, 1997 for stockholders of record on September 15, 1997. The dividends are accrued in the September 30, 1997 consolidated balance sheet.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

Total assets at September 30, 1997 grew approximately 11.9% to $395 million from $353 million at December 31, 1996. The increase in total assets was primarily attributable to a $24 million (8.9%) increase in net loans, a $10 million (29.0%) increase in securities available for sale, a $2.5 million (11.2%) increase in cash and cash equivalents, and a $6 million (204.1%) increase in other assets. The asset growth was funded primarily by the net proceeds of approximately $43 million received by the Company from its initial public offering and an increase in demand deposits of approximately $6.6 million, or 10.5%.

Total net loans grew $24 million, or 8.9%, from December 31, 1996 through September 30, 1997. The increase in loans was primarily due to commercial installment loans ($31 million), commercial adjustable line of credit loans ($6.5 million), commercial single pay loans ($3.6 million), and indirect automobile loans ($4.8 million). Mortgage loans decreased $24 million during the first nine months of 1997.

The increase in other assets resulted primarily from foreclosure on five loans to one commercial borrower ($4.9 million). The foreclosed property is represented by two parcels of undeveloped land. In July 1997, the Savings Bank entered into a Purchase and Sale Agreement on the largest of the tracts of property. This Agreement was terminated by the purchaser in October 1997. Marketing efforts with other prospective purchasers are currently underway. No loss is anticipated from the sale of these parcels of undeveloped land.

Premises and equipment increased by $643,267, or 6.9% primarily from the opening of two new branches in Carrollton, Georgia. A new branch with six drive through lanes and walk in office was constructed and opened in July 1997 in the new McIntosh shopping center on Highway 27 South in Carrollton, Georgia. The operations of the Savings Bank branch located inside the Kroger Grocery Store on Highway 27 South was transferred to the new facilities at McIntosh. Another leased branch office was opened in July 1997 located in the new Hummingbird Citgo Station at 1201 Maple Street, Carrollton, Georgia. This facility has three drive through windows and walk in facilities.

Total deposit growth during the period from December 31, 1996 through September 30, 1997 was $7.3 million, or 2.4%. Non-interest bearing demand deposits increased $5.5 million, or 34.6%, and interest bearing demand deposits increased $1.1 million, or 2.4% from December 31, 1996 through September 30, 1997. Savings deposit liabilities increased $3.7 million, or 10.9% for the same period. Time deposit liabilities decreased a net of $3.1 million, or 1.5% primarily as the result of deposits being used for stock subscriptions.

Stockholder's equity increased approximately $45.0 million for the nine months ended September 30, 1997. Approximately $43.2 million of the increase resulted from the stock offering discussed in Note 3 to the consolidated financial statements. Net earnings for the nine months ended September 30, 1997 were $1.9 million. Dividends paid were $362 thousand.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net earnings totaled $915,956 for the three months ended September 30, 1997, a substantial increase from the $637,376 loss reflected for the same period in 1996. The Savings Bank paid $1.7 million in November 1996 for a special Savings Association Insurance Fund (SAIF) assessment that was levied by the FDIC to capitalize the SAIF fund accounting for the majority of the difference in net earnings. This assessment was accrued as an expense in September 1996.

Net Interest Income

Net interest income for the three months ended September 30, 1997 increased $1,094,418, or 31.6%, over the same period in 1996. Interest expense on deposits and borrowings was almost constant for both periods; therefore, the increase is due to interest income realized on loans and interest bearing deposits and investment securities. Interest income on loans increased $631,094 or 9.9% and interest earned on deposits and investment securities increased $467,039 or 50.9%.

Provision for Loan Losses

The provision for loan losses increased to $320,310 for the three months ended September 30, 1997 compared to $105,000 for the three months ended September 30, 1996. This increase has been deemed appropriate by management to reflect the higher risk associated with the change in loan portfolio mix as well as the increase in the size of the portfolio.

Other Income

Other income increased $262,297, or 32.1%, for the three months ended September 30, 1997 versus 1996. This is primarily the result of the increase in the volume of transaction accounts and the fees generated by these accounts. The increase in the volume of transaction accounts resulted primarily from the four Wal*Mart branches opened from March through September 1996. The number of demand deposit accounts in the Wal*Mart branches more than doubled for the period September 30, 1996 through September 30, 1997 from 2,082 to 4,247.

Other Expenses

Other expenses decreased $1,221,783, or 23.5% for the three months ended September 30, 1997 as compared to the same period in 1996. This decrease was due to the $1.7 million SAIF assessment recorded in September 1996. Depository insurance premiums for the quarter ended September 30, 1997 were $46,852 as compared with $1,876,684 for the quarter ended September 30, 1996.

Salaries and related benefits for the current quarter have increased $104,475, or 6.4%, over the same period in 1996. Concurrently, occupancy expense has increased $69,293, or 17.3%, and other operating expenses, which includes data processing costs, has increased $110,421, or 8.6%. All of these increases are primarily associated with the branch delivery expansion of the four (4) Wal*Mart branches opened from March through September 1996 and the opening of two traditional branches in July 1997.

The ESOP and retirement expense reflects compensation expense of $330,650 related to the release of 9,654 shares of the Company's stock in September 1997. Accounting rules require the release to the ESOP be valued at the average market price during the quarter, which was $34.25 per share.

Income Taxes

Income tax expense for the quarter ended September 30, 1997 was $432,448 which reflects an effective tax rate of 32 percent. An income tax benefit of $377,408 was reflected for the quarter ended September 30, 1996 due to the loss created by the $1.7 million SAIF assessment recorded in that quarter.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

Net earnings were $1,920,666 for the nine months ended September 30, 1997 compared to $223,377 for the same period in 1996. Earnings in 1996 were negatively impacted by the $1.7 million SAIF assessment discussed earlier.

Net Interest Income

Net interest income totaled $11,789,535 for the nine months ended September 30, 1997 as compared with $9,957,885 for the nine months ended September 30, 1996, an increase of $1.8 million, or 18.4%. Interest income on loans increased $1,130,151, or 6.1%, and interest earned on investments increased $2,520,571, or 107.9%, over the first nine months of 1996. Interest expense on deposits and borrowings increased $597,289, or 5.5%, for the first nine months of 1997 as compared with the same period in 1996.

Provision for Loan Losses

The provision for loan losses increased by $308,810, or 98.0%, to $623,810 for the nine months ended September 30, 1997 from $315,000 for the nine months ended September 30, 1996. This increase for the comparative nine months period reflects the higher risk associated with increasing commercial and consumer lending activities.

Other Income

Other income increased $609,348, or 27.6%, for the nine months ended September 30, 1997 versus the same period in 1996. This increase is primarily attritutable to the fee income recognized on of transaction accounts and insurance commissions associated with consumer lending activities.

Other Expense

Other expenses for the nine months ended September 30, 1997 were $473,643, or 4.1%, lower than the amount for the nine months ended September 30, 1996. Depository insurance premiums, including the one-time SAIF assessment of $1.7 million, were over $2 million higher in 1996 than in the same nine month period in 1997. Salaries, occupancy expenses, and other operating expenses all increased over 1996 levels due to bringing new branches on-line in 1996 and 1997. Salaries increased $599 thousand, or 12.7%, occupancy and equipment expense increased $234 thousand, or 20.3%, and other operating expense increased $447 thousand, or 12.7%.

The ESOP & retirement expense, as discussed earlier, reflects the compensation expense associated with the release of 9,654 shares of the Company's stock from the unearned ESOP shares account as reflected on the balance sheet at September 30, 1997.

Income Taxes

Income tax expense increased to $937,980 for the nine months ended September 30, 1997 from $29,438 for the same period in 1996. This increase resulted from the lower pre-tax earnings in 1996 primarily as the result of the SAIF assessment. The effective tax rate as a percentage of pre-tax income for the nine months ended September 30, 1997 was approximately 33%. This tax rate differs from the statutory Federal tax rate of 34% primarily due to tax exempt interest income on certain investment securities and loans. For the first nine months of 1997 and 1996, interest income on tax exempt investment securities was $79,157 and $44,598, respectively.

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

On June 27, 1997 the Conversion from a federally chartered mutual holding company to a state chartered stock holding company was completed, and all of the capital stock of the Savings Bank was acquired by the Company. The Company issued and sold 2,413,562 shares of its common stock, $.01 par value, at a price of $20.00 per share in a subscription offering (the "Offering") to certain depositors of the Savings Bank and to the Company's Employee Stock Ownership Plan. Net proceeds from the Offering were $46.9 million, which the Company applied as follows: $21.6 million as a contribution to the capital of the Savings Bank; $3.9 million as a loan to the ESOP; $21.4 million retained by the Company. At September 30, 1997, total stockholders' equity of the Company was $70.2 million. The ratio of the Company's equity to total assets at September 30, 1997 was 17.8%.

The Savings Bank is required to maintain an average daily balance of liquid assets and short-term liquid assets as a percentage of net withdrawable deposit accounts plus short-term borrowings, as defined by the regulations of the Office of Thrift Supervision (the "OTS"). The minimum required liquidity and short-term liquidity ratios are currently 5.0% and 1.0%, respectively. At September 30, 1997, the Savings Bank's liquidity ratio was 21.5% and its short-term liquidity ratio was 8.0%. The levels of the Savings Bank's short-term liquid assets are dependent on the Savings Bank's operating, financing and investing activities during any given period. Management believes it will have adequate resources to fund all commitments on a short-term and long-term basis in accordance with its business strategy.

The Savings Bank has other sources of liquidity if a need for additional funds arises, including the ability to obtain FHLB of Atlanta advances of up to $53 million. The Savings Bank had $5.9 million in outstanding FHLB advances at September 30, 1997.

The Savings Bank continued to substantially exceed all regulatory capital requirements at September 30, 1997. The following table shows the Savings Bank's regulatory capital amounts and ratios along with the required amounts of the Office of Thrift Supervision.


                                                  Tangible Capital                 Core Capital               Risk-Based Capital
                                                       Amount                         Amount                       Amount
                                                  Thousands   Percent            Thousands   Percent          Thousands   Percent

Capital for regulatory purposes Sept.
30, 1997                                       $46,750           12.0%            $46,750       12.0%           $49,560      17.5%
Minimum regulatory requirement                   5,837            1.5%             11,674        3.0%            22,663       8.0%
Excess                                          40,913           10.5%             35,076        9.0%            26,897       9.5%


NON PERFORMING ASSETS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

Non performing assets, comprised of non-accrual loans, other real estate owned and loans for which payments are more than 90 days past due, totaled $8.2 million at September 30, 1997, as compared to $7.5 million at December 31, 1996. In addition, non performing assets as a percentage of total loans and other real estate owned was 2.71% and 2.33 % at September 30, 1997 and December 31, 1996, respectively.

Management considers the size and character of the loan portfolio, changes in non-performing and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers and existing and prospective economic conditions when determining the adequacy of the allowance for loan losses. The allowance for loan losses totaled $2.6 million (.96% of loans outstanding) at 12/31/96 and $2.2 million (.74% of loans outstanding) at 9/30/97. The reduction in the ratio is primarily the result of loan growth for the first nine months of 1997. Management believes the allowance for loan losses is adequate to absorb loss in the portfolio.

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

          None.

      ITEM 2.  CHANGES IN SECURITIES

          None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None.

      ITEM 5.  OTHER INFORMATION

          In October 1997, the Savings Bank filed an application with the Georgia Department of Banking and Finance to convert from a federal savings bank to a state-chartered commercial bank.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed herewith:

               Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMUNITY FIRST BANKING COMPANY


Date:  November 12, 1997                   /s/ Gary D. Dorminey
                                        --------------------------
                                        Gary D. Dorminey
                                        President
                          (Principal Executive Officer)



Date:  November 12, 1997                   /s/ C. Lynn Gable
                                        -------------------------
                                        C. Lynn Gable
                                        Chief Financial Officer
                          (Principal Financial Officer)