Form 10-K405
period 1997-12-31
COMMUNITY FIRST BANKING CO
filed 1998-03-26
CIK 1035903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K
(Mark One)

      |X| Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For fiscal year ended December 31, 1997
                                       OR
                               -----------------

             |_| Transition report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

                         Commission file number 0-22543

                         Community First Banking Company
             (Exact Name of Registrant as Specified in Its Charter)

                  Georgia                            58-2309605
    (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

      110 Dixie Street
      Carrollton, Georgia                              30117
-----------------------------------------------------------------------
    (Address of Principal Executive Offices)          Zip Code)

                                 (770) 834-1071
              (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate  by check  mark  whether  the  registrant  : (1) has filed all  reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
past 90 days. Yes    X       No
                   ----          ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such common equity as of March 20, 1998: $76,842,432

         Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,154,094 shares of Common Stock at March 20, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II.

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 23, 1998, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS OF THE COMPANY

GENERAL

         Community First Banking Company (the "Company") was incorporated in the State of Georgia on March 12, 1997, for the purpose of becoming a holding company to own 100% of the outstanding capital stock of Carrollton Federal Bank, FSB (the "Savings Bank"). The Savings Bank was organized on August 1, 1994 as a federal savings bank subsidiary of CF Mutual Holdings (the "Mutual Holding Company"), a federally chartered mutual holding company. Prior to that date, the predecessor of the Savings Bank had operated as a mutual savings bank since 1929.

         On June 27, 1997, a plan of conversion and reorganization (the "Conversion") whereby the Company became the unitary holding company for the Savings Bank and the dissolution of the Mutual Holding Company was completed.

         On December 29, 1997, the Savings Bank converted from a federal savings bank regulated by the Office of Thrift Supervision (the "OTS") to a Georgia chartered state commercial bank regulated by the Georgia Department of Banking and Finance (the "Georgia Department") and concurrently changed the name of the institution to Community First Bank (the "Bank").

         The Company is engaged primarily in the business of the directing, planning and coordinating the activities of the Bank and its subsidiaries. Accordingly, the information presented in this report relates primarily to the Bank. The Bank is a community-oriented financial institution operating from 12 branch offices in western Georgia. These branches provide customary banking services such as customer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit and MasterCard and VISA credit cards. Lending activities include the origination of consumer and commercial business loans on a secured and unsecured basis, residential mortgage and home-equity loans, and commercial real estate loans.

         The Bank has three operating subsidiaries that broaden the services the Bank offers to the community. The first, CFB Securities, Inc. offers traditional brokerage services and products such as mutual funds, stocks and bonds through a NASD member firm. CFB Securities, Inc. began operations in 1996 and is located in space immediately adjacent to the Bank's main office lobby in Carrollton, Georgia.

         The second subsidiary of the Bank, CFB Financial Inc., began operations in 1996 to service the loan needs of consumers traditionally associated with consumer finance companies. CFB Financial, Inc., has six full-time employees operating in its office in Villa Rica, Georgia, and the Bank's branch in Douglasville, Georgia. This unit offers a wide range of small loans granted in conformity with the Georgia Industrial Loan Act.

          The third subsidiary, CFB Insurance Agency, Inc. began operations in 1997. Based in Bowdon, Georgia, CFB Insurance Agency, Inc. offers a full line of insurance products to existing Bank customers as well as the general public.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information about the business of the Company and the Bank.

COMPETITION

         The Bank has operated in its local community since 1929. Management estimates that the Bank has a 30% market share in Carroll County, a 20% market share in each of Haralson and Heard Counties, and a 1% market share in each of Coweta, Douglas, Fayette, Henry and Paulding Counties.

       The Bank faces significant competition both in making loans and in attracting deposits principally from national, regional and local commercial banks, savings banks, savings and loan associations, credit unions, broker-dealers, mortgage banking companies (including FNMA) and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies. In addition, the Bank faces additional competition from commercial banks headquartered outside of the State of Georgia as a result of the enactment of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became fully effective on June 1, 1997. See "-Supervision and Regulation."

         The Bank experiences strong competition for real estate loans principally from other savings associations, commercial banks, and mortgage banking companies. The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

EMPLOYEES

         The Company and the Bank had 163 full-time employees and 19 part-time employees at December 31, 1997. None of these employees is represented by a collective bargaining agreement, and management believes that it enjoys good relations with its personnel.

SUPERVISION AND REGULATION

        The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

        The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and any non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

        The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

        The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

        The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may now branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

        In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (i) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (ii) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

        Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act, which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. Beginning July 1, 1998, the number of de novo branches that may be established will no longer be limited.


        The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

        The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by one or more state or federal bank regulatory agencies.

        The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examine the operations of the Bank and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

        The Company is a legal entity separate and distinct from the Bank. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

        If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

        Under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to $667,830 (representing 50% of the previous year's net income) in 1998.

        The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

        The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of its banking subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

        The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

        The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 25.0% and 24.0%, respectively.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 17.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

        The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

        The Bank was in compliance with applicable minimum capital requirements as of December 31, 1997. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

        Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

        The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. . Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

        FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

        The capital levels established for each of the categories are as follows:

========================== ==================== ========================= ====================== ===================
                                                          Total                Tier 1 Risk-
    Capital Category          Tier 1 Capital       Risk-Based Capital          Based Capital           Other
========================== ==================== ========================= ====================== ===================
Well Capitalized           5% or more           10% or more               6% or more             Not subject to a
                                                                                                 capital directive
========================== -------------------- ------------------------- ---------------------- ===================
Adequately Capitalized     4% or more           8% or more                4% or more                    --
========================== -------------------- ------------------------- ---------------------- ===================
Undercapitalized           less than 4%         less than 8%              less than 4%                  --
========================== -------------------- ------------------------- ---------------------- ===================
Significantly              less than 3%         less than 6%              less than 3%                  --
Undercapitalized
========================== ==================== ========================= ====================== ===================
Critically                 2%     or      less             --                       --                  --
Undercapitalized           tangible equity
========================== ==================== ========================= ====================== ===================


        For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

        An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

        At December 31, 1997, the Bank had the requisite capital levels to qualify as well capitalized.

        FDIC Insurance Assessments. Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

        Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

        Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, in July 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

        A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective as of January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry are imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points.

        Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.


ITEM 2.  PROPERTIES

         The following table sets forth certain information with respect to the Company's properties at December 31, 1997.

                                                                      LEASED/
     DESCRIPTION/ADDRESS                                               OWNED

     Main Office 110 Dixie St., Carrollton, GA                         Owned
     640 W. Bankhead Hwy, Villa Rica, GA                               Owned
     207 W. College St., Bowdon, GA                                    Owned
     501 Alabama Ave., Bremen, GA                                      Leased
     505 Bankhead Hwy., Carrollton, GA (Grocery Store Branch)          Leased
     1201 Maple St., Suite A, Carrollton, GA                           Leased
     1119 South Park St., Carrollton, GA                               Owned
     9060 Hwy. 27, Franklin, GA                                        Owned
     2212 Atlanta Hwy, Hiram, GA (Wal*Mart Branch)                     Leased
     5600 N. Henry Blvd. Suite A, Stockbridge, GA (Wal*Mart Branch)    Leased
     1025-A Bullsboro Dr., Newnan, GA (Wal*Mart Branch)                Leased
     125 Pavilion Parkway, Fayetteville, GA (Wal*Mart Branch)          Leased
     3218 Highway 5, Douglasville, GA                                  Leased
     664 W. Bankhead Hwy.,Villa Rica, GA                               Leased


ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a Special Meeting of Shareholders held on December 29, 1997, the Company's shareholders approved the Company's Management Recognition Plan and its 1997 Stock Option Plan by the following votes:

                                                                                                  Broker
                                            For             Against          Abstain            Non-Votes

         Proposal to Approve             1,410,476          139,129           1,044                 0
         the Management
         Recognition Plan

         Proposal to Approve             1,449,862           88,991           2,019               9,777
         the 1997 Stock
         Option Plan


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

       Information regarding the quarterly high and low sales prices for the Company's Common Stock, the number of record shareholders and the Company's dividend policy is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997 under the heading "Market for Stock and Related Shareholder Matters" and is hereby incorporated herein by reference.

       On June 27, 1997, the Registrant consummated an initial public offering of 2,413,562 shares of Common Stock at an aggregate offering price of $48.3 million, or $20.00 per share, in a subscription offering managed by Trident Securities, Inc., who received an underwriting discount of $1.4 million or $0.57 per share. The Company's use of proceeds was described in its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

ITEM 6. SELECTED FINANCIAL DATA

       The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 under the heading
"Selected Consolidated Financial Data" and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The responses to this item are included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 under the heading
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and are hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements and supplementary data listed in Item 14 are included in the Company's Annual Report to Shareholders for the year ended December 31, 1997 under the headings "Financial Statements" and "Selected Quarterly Financial Results" and are hereby incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 under the headings "The Nomination and Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" and are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

       The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 under the headings "Executive Compensation" and "The Nomination and Election of Directors
- Director Compensation" and "- Compensation Committee Interlocks and Insider Participation" and are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 under the heading "Stock Owned by Management" and are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998 under the heading "Certain Transactions" and are incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements

          Consolidated Balance Sheets at December 31, 1997 and 1996

          Consolidated  Statements of Earnings for the Years ended  December 31,
               1997, 1996 and 1995

          Consolidated  Statements of  Stockholders'  Equity for the Years ended
               December 31, 1997, 1996 and 1995


          Consolidated Statements of Cash Flows for the Years ended December 31,
               1997, 1996 and 1995

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

     (b)  Reports on Form 8-K:

          None

     (c)  Exhibits


          Exhibit Number
                                     Exhibit

                3.1     Articles of Incorporation (1), as amended.

                3.2     Bylaws.(1)

                4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

                10.1*   1997 Stock Option Plan.

                10.2*   Management Recognition Plan.

                10.3*   Employee Stock Ownership Plan and Trust. (1)

                10.4*   Employee Stock Ownership Plan Trust Agreement. (1)

                10.5(a)*Employment  Agreement  between Gary D.  Dorminey and the
                        Bank dated September 1, 1994, with the first and second amendments thereto, dated September 1, 1995 and September 1, 1996, respectively. (1)

                10.5(b)*Employment  Agreement  between  Gary  D.  Dorminey,  the
                        Company and the Bank, dated as of June 1, 1997. (1).

                10.5(c)*Employment  Agreement between D Lane Poston, the Company and the Bank, dated as of June 1, 1997. (1)

                10.5(d)*Employment  Agreement between C. Lynn Gable, the Company and the Bank, dated as of June 1, 1997.(1)

                10.5(e)*Employment  Agreement  between Anyce C. Fox, the Company and the Bank, dated as of June 1, 1997. (1)

                10.6*   Retirement Plan. (1)

                10.7*   401(k) Retirement Plan. (1)

                13.1 The following portions of the Company's 1997 Annual Report to Shareholders that have been incorporated by reference herein:

                        Market  for Stock and Related Shareholder Matters

                        Selected Consolidated Financial Data

                        Management's   Discussion   and  Analysis  of  Financial
                                Conditions and Results of Operations

                        Consolidated Financial Statements, the Notes thereto and
                                the Independent Auditors' Report thereon

                        Selected Quarterly Financial Results

                23.1    Consent of Porter Keadle Moore LLP.

                27.1    Financial Data Schedule (SEC use only).

-----------

*      Indicates a management compensation plan or agreement.

(1) Incorporated by reference to the exhibit of the same number contained in the Registrant's Registration Statement on Form S-1 (Regis. No. 333-23533).

     (d) Financial Statements

             The financial statement schedules or which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1998.


                         COMMUNITY FIRST BANKING COMPANY


                            By: /s/ Gary D. Dorminey
                            ------------------------
                                Gary D. Dorminey
                      President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.


            Signature                                 Title

/s/ Gary D. Dorminey                  President, Chief Executive Officer
Gary D. Dorminey                                 and Director*

/s/ T. Aubrey Silvey                          Chairman of the Board
T. Aubrey Silvey

/s/ Anna L. Berry                                   Director
Anna L. Berry

/s/ Gary M. Bullock                        Vice Chairman of the Board
Gary M. Bullock

/s/ Jerry L. Clayton                                Director
Jerry L. Clayton

/s/ Thomas E. Reeve                                 Director
Thomas E. Reeve

/s/ Michael P. Steed                                Director
Michael P. Steed

/s/ Dean B. Talley                                  Director
Dean B. Talley

/s/ Thomas S. Upchurch                              Director
Thomas S. Upchurch

/s/ C. Lynn Gable                        Senior Vice President and Chief
C. Lynn Gable                                   Financial Officer**



------------------
*      Principal Executive Officer
**     Principal Accounting and Financial Officer

                                  EXHIBIT INDEX

        Exhibit     Exhibit
        Number

          3.1       Articles of Incorporation (1), as amended.

          3.2       Bylaws.(1)

          4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

          10.1*     1997 Stock Option Plan.

          10.2*     Management Recognition Plan.

          10.3*     Employee Stock Ownership Plan and Trust. (1)

          10.4*     Employee Stock Ownership Plan Trust Agreement. (1)

          10.5(a)* Employment Agreement between Gary D. Dorminey and the Bank dated September 1, 1994, with the first and second amendments thereto, dated September 1, 1995 and September 1, 1996, respectively. (1)

          10.5(b)* Employment Agreement between Gary D. Dorminey, the Company and the Bank, dated as of June 1, 1997. (1).

          10.5(c)* Employment Agreement between D Lane Poston, the Company and the Bank, dated as of June 1, 1997. (1)

          10.5(d)* Employment Agreement between C. Lynn Gable, the Company and the Bank, dated as of June 1, 1997.(1)

          10.5(e)* Employment Agreement between Anyce C. Fox, the Company and the Bank, dated as of June 1, 1997. (1)

          10.6*     Retirement Plan. (1)

          10.7*     401(k) Retirement Plan. (1)

          13.1 The following portions of the Company's 1997 Annual Report to Shareholders that have been incorporated by reference herein:

                    Market    for Stock and Related Shareholder Matters

                    Selected  Consolidated Financial Data

                    Management's Discussion and Analysis of Financial Conditions
                              and Results of Operations

                    Consolidated Financial Statements, the Notes thereto and the
                              Independent Auditors' Report thereon

                    Selected  Quarterly Financial Results

          23.1      Consent of Porter Keadle Moore LLP.

          27.1      Financial Data Schedule (SEC use only).

-----------

*         Indicates a management compensation plan or agreement.

(1) Incorporated by reference to the exhibit of the same number contained in the Registrant's Registration Statement on Form S-1 (Regis. No. 333-23533).