Form 10-Q
period 1998-03-31
COMMUNITY FIRST BANKING CO
filed 1998-05-12
CIK 1035903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1998, there were 2,154,094 shares issued and 1,973,975 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance Sheets as of March 31, 1998  (unaudited) and December
          31, 1997

     Consolidated  Statements  of Earnings  for the Three Months Ended March 31,
          1998 and 1997 (unaudited)

     Consolidated Statements of Comprehensive  Income for the Three Months Ended
          March 31, 1998 and 1997 (unaudited)

     Consolidated  Statements of Cash Flows for the Three Months Ended March 31,
          1998 and 1997 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                             COMMUNITY FIRST BANKING COMPANY
                               Consolidated Balance Sheets
                                (In thousands of dollars)

                          ASSETS                                    Unaudited
                                                                     March 31   December 31
                                                                       1998        1997
                                                                       ----        ----
Cash and due from banks .........................................     10,138      10,766
Interest-bearing deposits in financial institutions .............      1,566       1,863
Federal funds sold and repurchase agreements ....................     19,025      17,655
                                                                      ------      ------
   Cash & cash equivalents ......................................     30,729      30,284

Securities available for sale ...................................     91,185      49,492
Securities held to maturity .....................................      5,954       6,006
Other investments ...............................................      2,328       2,269
Mortgage loans held for sale ....................................      2,407         789
Loans, net ......................................................    271,016     283,602
Premises & equipment net ........................................      9,077       9,095
Accrued interest receivable .....................................      3,196       3,169
Other real estate ...............................................      6,701       6,628
Other assets ....................................................      3,428       2,959
                                                                    ========    ========
   Total assets .................................................    426,021     394,293
                                                                    ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand ........................................................     16,227      18,734
  Interest-bearing demand .......................................     55,833      51,198
  Savings .......................................................     39,691      38,273
  Time ..........................................................    160,219     161,431
  Time, over $100,000 ...........................................     44,545      45,895
                                                                    --------    --------
     Total deposits .............................................    316,515     315,531
Federal Home Loan Bank advances .................................     45,055       5,495
Subordinated debentures .........................................        900         900
Accrued interest payable & other liabilities ....................      4,126       3,329
                                                                    --------    --------
     Total liabilities ..........................................    366,596     325,255
                                                                    --------    --------
Stockholders' Equity:
Convertible preferred stock, par value $.01, 96,542 shares issued      2,064         --
Common stock, $.01 par, 10,000,000 authorized, 2,154,094 issued.          22          24
Additional paid in capital ......................................     36,121      47,040
Unearned ESOP shares and stock awards ...........................     (5,243)     (3,476)
Retained earnings ...............................................     25,137      24,725
Accumulated other comprehensive income ..........................      1,324         725
                                                                    --------    --------
     Total stockholders' equity .................................     59,425      69,038
                                                                    ========    ========
Total liabilities & stockholders' equity ........................    426,021     394,293
                                                                    ========    ========

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                       Consolidated Statements of Earnings
                                   (Unaudited)
                 (In thousands of dollars - except per share data)

                                                                Three months ended
                                                                      March 31
                                                                   1998     1997
                                                                   -------------
Interest income:
Interest and fees on loans .....................................   6,605   6,241
Interest-bearing deposits and federal funds sold ...............     364     152
Interest and dividends on investment securities:
   U.S. Treasury ...............................................      45       7
   U.S. Govt. agency and mortgage-backed .......................     867     798
   State, county & municipals ..................................      29      28
   Other .......................................................      78      47
                                                                   -----   -----
     Total interest income .....................................   7,988   7,273
                                                                   -----   -----
Interest Expense:
Interest on deposits:
   Demand ......................................................     353     361
   Savings .....................................................     300     253
   Time ........................................................   2,901   2,922
                                                                   -----   -----
                                                                   3,554   3,536
                                                                   -----   -----
Interest on  FHLB advances & subordinated debentures ...........     264     261
                                                                   -----   -----
     Total interest expense ....................................   3,818   3,797
                                                                   -----   -----
     Net interest income .......................................   4,170   3,476
                                                                   -----   -----
Provision for loan losses ......................................     154      95
                                                                   -----   -----
          Net interest inc. after provision for loan losses ....   4,016   3,381
                                                                   -----   -----
Noninterest income:
   Service charges on deposits .................................     697     605
   Gain on call of securities available for sale ...............      51     --
   Miscellaneous ...............................................     427     207
                                                                   -----   -----
          Total noninterest income .............................   1,175     812
                                                                   -----   -----
Noninterest expenses:
   Salaries and employee benefits ..............................   1,851   1,803
   ESOP & retirement expense ...................................     426     --
   Occupancy and equipment .....................................     559     544
   Deposit insurance premiums ..................................      46      12
   Other operating expense .....................................   1,267   1,278
                                                                   -----   -----
         Total noninterest expense .............................   4,149   3,637
                                                                   -----   -----
         Earnings before income tax expense ....................   1,042     556
Income tax expense .............................................     335     188
                                                                   -----   -----
               Net earnings ....................................     707     368
                                                                   =====   =====
Basic earnings per common share ................................    0.34     N/A
Diluted earnings per common share ..............................    0.34     N/A
Dividends per common share .....................................    0.15     N/A

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                 Consolidated Statements of Comprehensive Income
                      (Unaudited - in thousands of dollars)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                     1998        1997
                                                                                   --------------------
Net earnings....................................................................      707         368
Other  comprehensive  income,  net of  income  taxes:
  Unrealized  gains on securities available for sale:
    Unrealized gains arising during the period, net of tax
      of $326 and $152, respectively............................................      633         295
  Less: Reclassification adjustment for gains included
    in net earnings, net of tax of $17..........................................      (34)         --
                                                                                      ---         ---
Other comprehensive income......................................................      599         295
                                                                                      ---         ---
COMPREHENSIVE INCOME ...........................................................    1,306         663
                                                                                    =====       =====

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Cash Flows
                       (Unaudited - in thousands of dollars)

                                                                                                                  Three Months Ended
                                                                                                                       March 31
                                                                                                                    1998       1997
                                                                                                                   -----------------
Net earnings .................................................................................................       707        368
 Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
  Depreciation, amortization and accretion ...................................................................       328        336
  Provision for loan losses ..................................................................................       153         95
  Gain on call of securities available for sale ..............................................................       (51)       --
  ESOP and stock award compensation expense ..................................................................       450        --
  Change in:
    Mortgage loans held for sale .............................................................................    (1,618)      (286)
    Accrued interest receivable ..............................................................................       (28)      (783)
    Other real estate owned ..................................................................................       (73)      (359)
    Other assets .............................................................................................      (482)      (177)
    Accrued interest payable .................................................................................       288        127
    Accrued expenses and other liabilities ...................................................................       525        503
                                                                                                                 -------    -------
       Net cash provided by (used in) operating activities ...................................................       199       (176)
                                                                                                                 -------    -------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale .............................................     8,051        534
  Proceeds from maturities of securities held to maturity ....................................................        51      1,126
  Purchases of other investments .............................................................................       (60)      --
  Proceeds from sales of other investments ...................................................................      --          219
  Purchases of securities available for sale .................................................................   (49,066)    (9,850)
  Net change in loans ........................................................................................    12,433     (7,340)
  Proceeds from sale of real estate ..........................................................................      --            9
  Purchases of premises and equipment ........................................................................      (336)      (833)
                                                                                                                 -------    -------
       Net cash used in investing activities .................................................................   (28,927)   (16,135)
                                                                                                                 -------    -------

Cash flows from financing activities:
  Net change in demand and savings deposits ..................................................................     3,545     10,873
  Net change in time deposits ................................................................................    (2,560)     1,520
  Payment of FHLB advances ...................................................................................      (440)       (65)
  Proceeds from borrowing of FHLB advances ...................................................................    40,000       --
  Treasury stock purchases ...................................................................................   (11,078)      --
  Cash dividend paid .........................................................................................      (294)      --
                                                                                                                 -------    -------
      Net cash provided by financing activities ..............................................................    29,173     12,328
                                                                                                                 -------    -------
      Net change in cash and cash equivalents ................................................................       445     (3,983)
                                                                                                                 -------    -------
Cash and cash equivalents at beginning of year ...............................................................    30,284     23,097
                                                                                                                 -------    -------
Cash and cash equivalents at quarter end .....................................................................    30,729     19,114
                                                                                                                 =======    =======

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest ................................................................................................     3,530      3,671
     Income taxes ............................................................................................       350       --

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

The accompanying unaudited consolidated financial statements (except for statements of financial condition on December 31, 1997, which are audited) have been prepared in accordance with instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany items have been eliminated.


The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998. The accompanying consolidated financial statements and related notes of Community First Banking Company and subsidiary should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 3.  EARNINGS PER COMMON SHARE

Earnings per common share calculations for the three month period ended March 31, 1998 are presented based on the net earnings for the three months divided by the weighted average number of shares outstanding, or 2,055,744 shares. Net earnings per common share are not presented for the three months ended March 31, 1997 since shares issued in conjunction with the conversion and offering were not outstanding for the period. Diluted earnings per common share takes into account the effect of dilution from the assumed exercise of all outstanding stock options. Diluted earnings per common share is calculated by dividing net earnings by the average number of common shares outstanding adjusted for the incremental shares resulting from the exercise of dilutive options during the period, or 2,077,846 shares.


NOTE 4.  RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 1998, The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, comprehensive income includes net income reported in the statements of earnings and changes in the fair value of securities available for sale reported as a component of stockholders' equity.

In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits". The new statement revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition provisions of those plans. Statement No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. The statement is effective for fiscal years beginning after December 15, 1997. The statement is not expected to have a material impact on the consolidated financial statements of the Company.


NOTE 5. DIVIDENDS DECLARED

On February 19, 1998, the Board of Directors of the Company approved a cash dividend of $.15 per share payable April 1, 1998 for stockholders of record on March 15, 1998. The dividends are accrued in the March 31, 1998 consolidated balance sheet.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER 31, 1997

On March 31, 1998, the Company had total assets of $426.0 million compared to $394.3 million at December 31, 1997. This increase of $31.7 million or 8% is primarily due to the purchase of available for sale securities which increased $41.7 million or 84.2% during the three month period. Securities purchased were government agency bonds issued by FHLMC and FNMA totaling $25.5 million and Federal Home Loan Bank (FHLB) bonds totaling $14.5 million. These bonds have a federal tax equivalent yield of 6.59% with an average duration of 4.96 years. The purchase of bonds was funded by borrowing $40 million from the FHLB on the Bank's available line of credit.

Net loans decreased $12.6 million or 4.4% during the first quarter of 1998. Of this decrease, $6.9 million were mortgage loans, $2.5 million were consumer loans, $2.7 million were commercial loans and $.4 million of credit card loans. Mortgage loans held for sale increased $1.6 million due to an increase in refinancing activity. These decreases in net loans can be attributed to increased reliance on the secondary market for mortgage loans, increased refinancing activity, more stringent underwriting criteria in regard to consumer lending and normal seasonal fluctuation in commercial loan outstandings.

Other assets increased $.5 million primarily as a result of the purchase of an interest rate cap on February 27, 1998. This interest rate cap was purchased as part of an arbitrage transaction where the Bank borrowed $40 million of FHLB 7 yr./2 yr. callable advances, and purchased $40 million in bonds.

Total deposit liabilities increased $984 thousand or .3% from December 31, 1997 through March 31, 1998. Demand deposits increased $2.1 million or 3.0%, savings deposits increased $1.4 million or 3.7% and time deposits decreased $2.6 million or 1.2%. FHLB advances increased $39.6 million at March 31, 1998 as compared to December 31, 1997, primarily due to the aforementioned arbitrage transaction. Accrued interest payable and other liabilities increased $797 thousand or 23.9% during the first quarter of 1998. This increase was primarily the result of: (i) an increase of $288 thousand in accrued interest payable primarily due to the increase in FHLB advances and (ii) an increase of $369 thousand in escrow accounts.

On January 8, 1998, 96,542 shares of convertible preferred stock awards were issued under the Management Recognition Plan. The stock awards are being amortized as earned over a five year period.

On December 29, 1997 the Board of Directors of the Company authorized a stock repurchase program whereby the Company intends to purchase up to 600,000 shares of its common stock through open market purchases. In accordance with this plan, 259,468 shares of treasury stock were acquired and retired during the first quarter 1998 at an average cost of $42.69 per share.


COMPARISON OF RESULTS OF  OPERATIONS  FOR THE THREE  MONTHS ENDED MARCH 31, 1998
     AND 1997


GENERAL. Net earnings totaled $707 thousand for the three months ended March 31, 1998, an increase of 92.1% from the $368 thousand earned in the same three-month period in 1997. This increase in earnings is primarily the result of an increase of 20.0% in net interest income and an increase of 44.7% in noninterest income, these increases were partially offset by an increase of 14.1% in non-interest expense and an increase of 78.2% in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income for the three months ended March 31, 1998 increased $694 thousand or 20.0% over the same three-month period in 1997. Total interest income increased $715 thousand or 9.8%, while interest expense increased $21 thousand or .6%. This increase in earnings on interest bearing assets was caused by the change in mix of the loan portfolio, higher levels of loans, higher levels of federal funds sold and higher levels of investment securities. The loan portfolio is moving away from residential mortgage loans and into higher yielding commercial and consumer loans. The average balance of loans by type for the first quarters of 1998 and 1997 were as follows:

                                                     Average Balances
                                                      First Quarter
                                                   1998            1997
                                                   ----            ----
                                                      (In thousands)
Mortgage loans                                   120,065         142,559
Consumer loans                                    63,762          63,262
Credit card loans                                  4,079           4,705
Commercial loans                                  92,906          61,799
                                                  ------          ------
                                                 280,811         272,325
                                                 =======         =======

Interest income on loans increased $364 thousand or 5.8% for the first quarter 1998 compared to the same quarter in 1997, while the average balance increased $8.5 million or 3.1%. Interest income on federal funds sold and interest bearing deposits increased $212 thousand or 139.5% for the three months ended March 31, 1998 compared to the same three months ended March 31, 1997. The average balance of federal funds sold for the first quarter 1998 and 1997 was $25.2 million and $11.7 million respectively. Interest income on investment securities increased $139 thousand or 15.8% while the average balance of investment securities increased $15.2 million or 30.1%.

The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The net interest rate spread for the quarters ended March 31, 1998 and 1997 was 3.90% and 3.93% respectively. This decrease was primarily the result of the increase in the amount of investment securities and the average rates earned on these securities. The average rate earned on investment securities decreased by 79 basis points for the quarter ended March 31, 1998 compared to the same quarter in 1997. This decrease was the result of higher yielding investments being called and lower yields on newly purchased investment securities. Yields on interest earning assets other than investment securities increased for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Average yields paid on total funding sources decreased by 6 basis points for the quarter ended March 31, 1998 compared to the same quarter in 1997.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the three months ended March 31, 1998 and 1997. (dollars in thousands)

                                             Quarter ended March 31, 1998                 Quarter ended March 31, 1997
                                         ---------------------------------------   ---------------------------------------
                                             Average    Interest      Effective      Average      Interest      Effective
                                             Balance     Yield           Rate        Balance       Yield            Rate
Loans net                                    277,912       6,605          9.64%       270,241       6,241           9.37%
Interest Bearing Deposits & FF Sold           25,238         364          5.84%        11,682         152           5.27%
Securities                                    65,485       1,019          6.31%        50,325         880           7.10%
--------------------------------------------------------------------------------  ----------------------------------------
                                             368,635       7,988          8.79%       332,248       7,273           8.88%
--------------------------------------------------------------------------------  ----------------------------------------
Demand Deposits                               53,906         353          2.66%        47,304         361           3.09%
Savings                                       39,017         300          3.11%        35,395         253           2.90%
Certificates of Deposit                      205,145       2,901          5.73%       210,104       2,922           5.64%
Borrowings                                    18,745         264          5.72%        18,258         261           5.80%
--------------------------------------------------------------------------------  ----------------------------------------
                                             316,812       3,818          4.89%       311,062       3,797           4.95%
--------------------------------------------------------------------------------  ----------------------------------------
Net interest income & spread                               4,170          3.90%                     3,476           3.93%


PROVISION FOR LOAN LOSSES. The provision for loan losses was $154 thousand for the three months ended March 31, 1998 compared to $95 thousand for the three months ended March 31, 1997. This increase has been deemed appropriate by management to reflect the higher risk associated with the change in loan portfolio mix as well as the increase in the size of the portfolio. Management deemed the allowance for loan losses adequate at March 31, 1998

NONPERFORMING ASSETS AND PAST DUE LOANS. Nonperforming assets, comprised of nonaccrual loans (loans on which payments are more than 90 days past due) and other real estate owned totaled $7.3 million or 1.7% of total assets at March 31, 1998, and $7.1 million or 1.9% of total assets at March 31, 1997. The majority of nonperforming assets or $4.9 million at March 31, 1998 were the result of foreclosure on five loans to one borrower represented by two parcels of undeveloped land. These same loans were on nonaccrual status at March 31, 1997.

OTHER INCOME. Total noninterest income increased $363 thousand, or 44.7%, for the three months ended March 31, 1998 versus the same three months in 1997. Miscellaneous income for the three months ended March 31, 1998 includes a $169 thousand commission rebate on insurance sales. Gain on calls of securities available for sale includes a $51 thousand dollar gain on the call of a FNMA bond in the first quarter of 1998. There were no sales or calls in the first quarter of 1997. Service charges on deposits increased $92 thousand or 15.2% for the first quarter of 1998 verses the same period in 1997 because of the increase in the number of transaction accounts and the fee structure on these accounts. The number of customer demand deposit accounts of the Bank increased by 1,597 accounts or 8.4% as of March 31, 1998 compared to March 31, 1997. Fees on transaction accounts were increased during the first quarter 1998 as the result of an independent review of the Bank's fee structure that was performed in the fourth quarter of 1997.


OTHER EXPENSES. Total noninterest expenses increased $512 thousand or 14.1% for the three months ended March 31, 1998 as compared to the same three months in 1997. This increase is primarily the result of compensation expense related to the ESOP and Management Recognition Plan which totaled $426 thousand for the three months ended March 31, 1998. These benefits were not in place during the same three months in 1997. Salaries and related benefits increased $48 thousand or 2.6%, as a result of annual salary adjustments. Deposit insurance premiums increased $34 thousand for the three months ended March 31, 1998 compared to the same three months in 1997. This is the result of a credit for $34 thousand received in the first quarter 1997 for overpayment of the special SAIF assessment paid in the fourth quarter 1996. Occupancy expense has increased $15 thousand, or 2.8%, and other operating expenses, decreased $11 thousand or .9% for the quarter ended March 31, 1998 versus the same three months in 1997.

INCOME TAXES. Income tax expense for the quarter ended March 31, 1998 was $335 thousand which reflects an effective tax rate of 32.1 percent. The same three months in 1997 had income tax expense of $188 thousand or 33.8%. The difference in these rates and the statutory rate is primarily the result of interest income on tax exempt securities.

LIQUIDITY AND CAPITAL RESOURCES. The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments  and  maturities  of  outstanding  loans,  maturities  of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Atlanta. At March 31, 1998, the Bank had outstanding advances from the FHLB of Atlanta in the amount of $45.1 million. Such advances were used in the Bank's normal operations and investing activities.

At March 31, 1998, total stockholders' equity was $59.4 million, or 13.94% of total assets compared to $69.0 million, or 17.5% of total assets at December 31, 1997. This decrease is primarily due to treasury stock purchases during the first quarter of 1998 in accordance with the Company's planned stock repurchase program.

As of March  31,  1998,  the  Bank's  regulatory  capital  was in  excess of all applicable regulatory requirements. At March 31,1998, the Bank's total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios amounted to 14.8%, 13.8% and 10.1%, respectively, compared to regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.

YEAR 2000 ISSUES. The Company is currently addressing the many areas affected by the Year 2000 computer issue. A Year 2000 plan has been approved by the Board of Directors which includes contacting all of the software vendors that maintain the computer programs that the Company relies upon. This plan provides that the Company will obtain assurances from these software vendors that their product will be Year 2000 compliant. All systems potentially affected will be evaluated. The plan also includes contacting large commercial loan customers to determine their readiness for this issue. At this time, it is anticipated that many, if not all of these changes, should be ready for testing by December 31, 1998. Since many of the programs used by the Company are "off-the-shelf" as compared to "highly customized," the cost to address these matters is not expected to have a material impact on future operating results or financial condition. This area is changing very rapidly and the actual results may differ from what has been anticipated.

The Company has identified all hardware and software that need date-sensitive testing to comply with the Year 2000 issue. Vendors and suppliers have been contacted for information concerning their products and company's readiness for the Year 2000 issue. The Company is utilizing both inside and outside resources for testing of all hardware and software. The Company's main supplier of core processing software and our core processing service provider will begin testing of their products during the second and third quarters of 1998. The Company internally has completed testing hardware and should have internal software testing starting during the second quarter of 1998. All testing and corrective processes for Year 2000 problems should be completed by December 31, 1998.

The total budget for the Year 2000 efforts has not been completed. To date, $252,000 has been set aside to address hardware replacement and upgrades. All expenses associated with year 2000 corrections will be expensed in the year incurred and will be funded through normal operating cash flow.

The costs and completion dates for testing and corrections of Year 2000 problems are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer programs, and similar uncertainties.


PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

            None.

      ITEM 2.  CHANGES IN SECURITIES

            None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            No matter was  submitted to a vote of security  holders  through the solicitation of proxies or otherwise during the quarter ended March 31, 1998.

      ITEM 5.  OTHER INFORMATION

           None.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed herewith:

               Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMUNITY FIRST BANKING COMPANY


Date:  May 12, 1998       /s/ Gary D. Dorminey
                         ----------------------
                              Gary D. Dorminey
                                 President
                       (Principal Executive Officer)



Date:  May 12, 1998      /s/ C. Lynn Gable
                        -------------------
                             C. Lynn Gable
                        Chief Financial Officer
                     (Principal Financial Officer)