Form 10-Q
period 1998-06-30
COMMUNITY FIRST BANKING CO
filed 1998-08-07
CIK 1035903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1998, there were 1,842,572 shares issued and 1,697,036 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance Sheets as of June 30, 1998  (unaudited) and December
          31, 1997

     Consolidated Statements of Earnings for the Three and Six Months Ended June
          30, 1998 and 1997 (unaudited)

     Consolidated  Statements  of  Comprehensive  Income  for the  Three and Six
          Months Ended June 30, 1998 and 1997 (unaudited)

     Consolidated  Statements  of Cash Flows for the Three and Six Months  Ended
          June 30, 1998 and 1997 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                         COMMUNITY FIRST BANKING COMPANY
                           Consolidated Balance Sheets
                            (In thousands of dollars)

                                                                    June 30,   December 31,
                                  Assets                              1998         1997
Cash and due from banks .........................................      7,973      10,766
Interest-bearing deposits in financial institutions .............      2,132       1,863
Federal funds sold and repurchase agreements ....................     16,960      17,655
                                                                      ------      ------
   Cash & cash equivalents ......................................     27,065      30,284

Securities available for sale ...................................     89,767      49,492
Securities held to maturity .....................................      5,949       6,006
Other investments ...............................................      2,328       2,269
Mortgage loans held for sale ....................................        709         789
Loans, net ......................................................    267,497     283,602
Premises & equipment net ........................................      9,120       9,095
Accrued interest receivable .....................................      3,600       3,169
Other real estate ...............................................      6,089       6,628
Other assets ....................................................      3,531       2,959
                                                                       -----       -----
   Total assets .................................................    415,655     394,293
                                                                     =======     =======


                      Liabilities and Stockholders' Equity
Deposits:
  Demand ........................................................     14,800      18,734
  Interest-bearing demand .......................................     58,141      51,198
  Savings .......................................................     38,313      38,273
  Time ..........................................................    160,032     161,431
  Time, over $100,000 ...........................................     44,212      45,895
                                                                      ------      ------
     Total deposits .............................................    315,498     315,531

Federal Home Loan Bank advances .................................     44,407       5,495
Note payable ....................................................      5,000           -
Subordinated debentures .........................................        900         900
Accrued interest payable & other liabilities ....................      4,011       3,329
                                                                       -----       -----
     Total liabilities ..........................................    369,816     325,255

Stockholders' Equity:
Convertible preferred stock, par value $.01, 96,542 shares issued      2,064           -
Common stock, $.01 par, 10,000,000 authorized, 1,883,339 issued .         19          24
Additional paid in capital ......................................     22,160      47,040
Unearned ESOP shares and stock awards ...........................     (4,788)     (3,476)
Retained earnings ...............................................     25,620      24,725
Accumulated other comprehensive income ..........................        764         725
                                                                         ---         ---
     Total stockholders' equity .................................     45,839      69,038

Total liabilities & stockholders' equity ........................    415,655     394,293
                                                                     =======     =======

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                       Consolidated Statement of Earnings
                                   (Unaudited)
                (In thousands of dollars - except per share data)

                                                           Three Months Ended         Six Months Ended
                                                                 June 30,                June 30,
                                                              1998     1997              1998      1997
                                                              ----     ----              ----      ----
Interest income:
Interest and fees on loans .........................         6,485    6,492             13,090   12,733
Interest-bearing deposits and federal funds sold ...           268      267                632      419
Interest and dividends on investment securities:
   U.S. Treasury ...................................            45        7                 90       14
   U.S. Govt. agency and mortgage-backed ...........         1,315      881              2,182    1,679
   State, county & municipals ......................            29       22                 59       50
   Other ...........................................            79       41                157       88
                                                                --       --                ---       --
     Total interest income .........................         8,221    7,710             16,210   14,983

Interest Expense:
Interest on deposits:
  Demand ...........................................           356      390                710      751
   Savings .........................................           295      322                595      575
   Time ............................................         2,921    2,986              5,822    5,908
                                                             -----    -----              -----    -----
                                                             3,572    3,698              7,127    7,234
Interest on debt ...................................           678      261                942      522
                                                               ---      ---                ---      ---
          Total interest expense ...................         4,250    3,959              8,069    7,756
                                                             -----    -----              -----    -----
               Net interest income .................         3,971    3,751              8,141    7,227
                                                             -----    -----              -----    -----
Provision for loan losses ..........................           182      209                335      304
                                                               ---      ---                ---      ---
   Net interest inc. after provision for loan losses.         3,789    3,542              7,806    6,923

Noninterest income:
   Service charges on deposits .....................           773      683              1,470    1,288
   Gain on calls and sales of securities available for sale    452        -                503        -
   Insurance commissions ...........................           112      166                364      227
   Miscellaneous ...................................           321       77                510      223
                                                               ---       --                ---      ---
          Total noninterest income .................         1,658      926              2,847    1,738

Noninterest expenses:
   Salaries and employee benefits ..................         1,901    1,787              3,751    3,590
   ESOP & retirement expense .......................           825        -              1,250        -
   Occupancy and equipment .........................           539      543              1,098    1,087
   Deposit insurance premiums ......................            46       46                 92       58
   Other operating expense .........................         1,045    1,138              2,329    2,416
                                                             -----    -----              -----    -----
         Total noninterest expense .................         4,356    3,514              8,520    7,151
                                                             -----    -----              -----    -----
         Earnings before income tax expense ........         1,091      954              2,133    1,510
Income tax expense .................................           355      317                690      505

               Net earnings ........................           736      637              1,443    1,005
                                                               ===      ===              =====    =====

Basic earnings per common share                               0.39      N/A               0.73      N/A
Diluted earnings per common share                             0.36      N/A               0.69      N/A
Dividends per common share                                    0.15      N/A               0.30      N/A

                         COMMUNITY FIRST BANKING COMPANY
                 Consolidated Statements of Comprehensive Income
                      (Unaudited - in thousands of dollars)

                                                                              Three Months Ended   Six Months Ended
                                                                                    June 30,            June 30,
                                                                                  1998      1997     1998     1997
                                                                                ------    ------   ------   ------
Net earnings ................................................................      736       637    1,443    1,005
Other  comprehensive  income,  net of  income  taxes:
 Unrealized  gains (losses) on securities available for sale ................   (1,300)      397      562      (50)
  Income tax on gains (losses) ..............................................     (442)      135      191      (17)
                                                                                ------    ------   ------    ------
    Unrealized gains (losses) arising during the period, net of tax .........     (858)      262      371      (33)

  Less: Reclassification adjustment for gains included in net earnings ......      452         -      503        -
   Income tax on reclassification adjustments ...............................      154         -      171        -
                                                                                   ---       ---      ---
    Reclassification adjustment for gains included in net earnings net of tax      298         -      332        -
                                                                                   ---       ---      ---
     Other comprehensive income .............................................     (560)      262       39      (33)
                                                                                ------    ------   ------    ------
COMPREHENSIVE INCOME ........................................................      176       899    1,482      972
                                                                                ======    ======   ======    ======

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Cash Flows
                      (Unaudited - in thousands of dollars)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                        1998       1997
                                                                                        ----       ----
Net earnings .....................................................................     1,443      1,005
 Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
  Depreciation, amortization and accretion .......................................       768        645
  Provision for loan losses ......................................................       335        304
  Gain on calls and sales of securities available for sale .......................      (503)      --
  Gain on sale of other real estate...............................................      (178)
  Loss on sales of premises and equipment, net ...................................        27        (19)
  ESOP and stock award compensation expense ......................................     1,264       --
  Change in:
    Mortgage loans held for sale .................................................        80        126
    Accrued interest receivable ..................................................      (432)       (12)
    Other assets .................................................................      (571)       (73)
    Accrued interest payable .....................................................       528        165
    Accrued expenses and other liabilities .......................................       154      1,417
                                                                                     -------    -------
       Net cash provided by (used in) operating activities .......................     2,915      3,558

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale .................    16,301      4,000
  Proceeds from maturities of securities held to maturity ........................       109        737
  Proceeds from maturities of other investments ..................................       619       --
  Purchases of other investments .................................................        60       --
  Proceeds from sales of other investments .......................................      --          220
  Purchases of securities available for sale .....................................   (56,934)   (14,742)
  Net change in loans ............................................................    15,770    (18,174)
  Proceeds from sale of real estate ..............................................       717         12
  Proceeds from sales of premises and equipment ..................................        27         28
  Purchases of premises and equipment ............................................      (737)    (1,216)
  Organization costs .............................................................      --          (32)
                                                                                     -------    -------
       Net cash used in investing activities .....................................   (24,068)   (29,167)

Cash flows from financing activities:
  Net change in demand and savings deposits ......................................     3,049     55,960
  Net change in time deposits ....................................................    (3,082)    (2,117)
  Payment of FHLB advances .......................................................    (1,088)      (338)
  Proceeds from FHLB advances ....................................................    40,000       --
  Proceeds from note payable. ....................................................     5,000       --
  Payment of subordinated debentures .............................................      --       (1,100)
  Treasury stock purchased .......................................................   (25,397)      --
  Cash dividend paid .............................................................      (548)      --
  Net proceeds from issuance of common stock .....................................      --       43,160
                                                                                     -------    -------
      Net cash provided by financing activities ..................................    17,934     95,565
                                                                                     -------    -------
      Net change in cash and cash equivalents ....................................    (3,219)    69,956
                                                                                     -------    -------
Cash and cash equivalents at beginning of year ...................................    30,284     23,097
                                                                                     -------    -------
Cash and cash equivalents at quarter end .........................................    27,065     93,053
                                                                                      ======     ======

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest                                                                          7,540      7,592
     Income taxes                                                                      1,250        460

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

The accompanying unaudited consolidated financial statements (except for statements of financial condition on December 31, 1997, which are audited) have been prepared in accordance with instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income. The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany items have been eliminated.


The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998. The accompanying consolidated financial statements and related notes of Community First Banking Company and subsidiary should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 3.  EARNINGS PER COMMON SHARE

Earnings per common share calculations for the three and six month periods ended June 30, 1998 are presented based on the net earnings for the three and six months divided by the weighted average number of shares outstanding, or 1,897,932 and 1,977,561 shares respectively. Net earnings per common share are not presented for the three and six months ended June 30, 1997 since shares issued in conjunction with the conversion and offering were not outstanding for the majority of the period. Diluted earnings per common share takes into account the effect of dilution from the assumed exercise of all outstanding stock options and awards. Diluted earnings per common share is calculated by dividing net earnings by the average number of common shares outstanding adjusted for the incremental shares resulting from the exercise of dilutive options during the period, or 2,032,219 and 2,104,324 shares for the three and six months ended June 30, 1998.


NOTE 4.  RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 1998, The Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income includes net income reported in the statements of earnings and changes in the fair value of securities available for sale reported as a component of stockholders' equity.

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

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for all nongovermental entities for fiscal years beginning after December 15, 1998. The SOP, among other things, provides guidance as to when and what types of costs should be capitalized as it relates to internal-use software. Upon adoption, the Company expects that this SOP will not have any impact on its financial statements.

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for all nongovermental entities, except as provided for therein, for fiscal years beginning after December 15, 1998. The SOP requires that all start-up costs (except for those that are capitalizable under other GAAP) be expensed as incurred. At June 30, 1998, the Company had approximately $24,000 of deferred costs associated with organizing the Company. Upon adoption of this statement, it is anticipated that these deferred costs will be expensed.

NOTE 5. DIVIDENDS DECLARED

On February 19, 1998, the Board of Directors of the Company approved a cash dividend of $.15 per share payable April 1, 1998 for stockholders of record on March 15, 1998. On June 18, 1998 the Board of Directors of the Company approved a cash dividend of $.15 per share payable July 1, 1998 for stockholders of record on June 18, 1998. The dividends are accrued on the June 30, 1998 consolidated balance sheet.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER 31, 1997

On June 30, 1998, the Company had total assets of $415.7 million compared to $394.3 million at December 31, 1997. This increase of $21.4 million or 5.4% is primarily due to the purchase of available for sale securities which increased
$40.3 million or 81.4% during the six month period. Securities purchased were government agency bonds issued by FHLMC and FNMA totaling $25.5 million and Federal Home Loan Bank (FHLB) bonds totaling $14.5 million. These bonds have a federal tax equivalent yield of 6.59% with an average duration of 4.96 years. The purchase of bonds was funded by borrowing $40 million from the FHLB on the Bank's available line of credit.

Net loans decreased $16.1 million or 5.7% during the first half of 1998. Of this decrease, $9.8 million were mortgage loans, $3.3 million were consumer loans, $2.4 were commercial loans and $.6 million were credit card loans. These decreases in net loans can be attributed to increased reliance on the secondary market for mortgage loans, increased refinancing activity, more stringent underwriting criteria in regard to consumer lending and normal seasonal fluctuation in commercial loans outstanding.

Accrued interest receivable increased $.4 million as the result of the larger securities investment portfolio. Other real estate decreased $.5 million from the sale of one foreclosed commercial property. Other assets increased $.6 million primarily as a result of the purchase of an interest rate cap on February 27, 1998. This interest rate cap was purchased as part of an arbitrage transaction where the Bank borrowed $40 million of FHLB 7 yr./2 yr. callable advances, and purchased $40 million in bonds.

Total deposit liabilities were consistent from December 31, 1997 through June 30, 1998. Demand deposits increased $3.0 million or 4.3%, savings deposits remained consistent and time deposits decreased $3.1 million or 1.5%. FHLB advances increased $38.9 million at June 30, 1998 as compared to December 31, 1997, primarily due to the aforementioned arbitrage transaction. The Company borrowed $5 million on June 2, 1998 and pledged all the issued and outstanding shares of capital stock owned of the Bank. The note payable bears interest at prime less one percent with one interest installment due on September 2, 1998 and the entire outstanding balance due December 2, 1998. This money was borrowed to help fund the repurchase of 238,700 shares of the Company's common stock on June 2, 1998 in accordance with the Company's previously announced stock repurchase plan. Accrued interest payable and other liabilities increased $682,000 or 20.5% during the first half of 1998. This increase was primarily the result of an increase of $528,000 in accrued interest payable primarily due to the increase in FHLB advances.

On January 8, 1998, 96,542 shares of convertible preferred stock were issued under the Management Recognition Plan. The stock awards are being amortized as earned over a five year period.

On December 29, 1997 the Board of Directors of the Company authorized a stock repurchase program whereby the Company intends to purchase up to 600,000 shares of its common stock through open market purchases. In accordance with this plan, 530,223 shares of treasury stock were acquired and retired during the first six months of 1998 at an average cost of $47.90 per share.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND
     1997

GENERAL. Net earnings totaled $736,000 for the three months ended June 30, 1998, an increase of 15.7% from the $636,000 earned in the same three-month period in 1997. This increase in earnings is primarily the result of an increase in net interest income and an increase in non-interest income. This increase in income was offset by increases in non-interest expense, primarily compensation expense related to the employee stock ownership plan and the management recognition plan totaling $979,000 for the second quarter of 1998. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income for the three months ended June 30, 1998 increased $202,000 or 5.9% over the same three-month period in 1997. Total interest income increased $511,000 or 6.6%, while interest expense increased $291,000 or 7.3%. This increase in earnings on interest bearing assets was caused by the change in mix of the loan portfolio and higher levels of investment securities. The loan portfolio is moving away from residential mortgage loans and into higher yielding commercial loans. The average balance of loans by type for the second quarters of 1998 and 1997 were as follows:

                                Average Balances
                                 Second Quarter
                                1998       1997
                                ----       ----
                                (In thousands)
Mortgage loans                115,189    137,274
Consumer loans                 61,508     65,384
Credit card loans               3,718      4,518
Commercial loans               92,247     74,952
                               ------     ------
                              272,662    282,128
                              =======    =======

Interest income on loans decreased $7,000 or .1% for the second quarter 1998 compared to the same quarter in 1997, while the average balance of loans decreased $9.5 million or 3.4%. Interest income on federal funds sold and interest bearing deposits remained almost unchanged for the three months ended June 30, 1998 compared to the same three months ended June 30, 1997. Interest income on investment securities increased $517,000 or 54.3% while the average balance of investment securities increased $47.6 million or 91.9%.

The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The net interest rate spread for the quarters ended June 30, 1998 and 1997 was 3.62% and 4.05% respectively. This decrease was primarily the result of the increase in the amount of investment securities and the average rates earned on these securities. The average rate earned on investment securities decreased by 1.46 basis points for the quarter ended June 30, 1998 compared to the same quarter in 1997. This decrease was the result of higher yielding investments being called and lower yields on newly purchased investment securities. Yields on interest earning assets other than investment securities increased for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Average yields paid on total funding sources increased by 13 basis points for the quarter ended June 30, 1998 compared to the same quarter in 1997.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the three months ended June 30, 1998 and 1997. (dollars in thousands)

                                            Quarter Ended June 30, 1998        Quarter Ended June 30, 1997
                                            Average   Interest  Effective    Average    Interest   Effective
                                            Balance     Yield      Rate      Balance      Yield       Rate
                                           ------------------------------   --------------------------------
Loans                                       269,818     6,485      9.75%     279,765      6,492       9.41%
Interest Bearing Deposits & FF Sold          19,036       268      5.72%      20,220        267       5.35%
Securities                                   99,455     1,468      5.99%      51,819        951       7.45%
                                             ------     -----      ----       ------        ---       ----
                                            388,309     8,221      8.59%     351,804      7,710       8.89%
                                            -------     -----      ----      -------      -----       ----
Demand Deposits                              56,382       356      2.56%      55,588        390       2.85%
Savings                                      38,998       295      3.07%      46,555        322       2.80%
Certificates of Deposit                     204,154     2,921      5.80%     211,687      2,986       5.72%
Borrowings                                   47,192       678      5.83%      17,778        261       5.95%
                                             ------       ---      ----       ------        ---       ----
                                            346,726     4,250      4.97%     331,608      3,959       4.84%
                                            -------     -----      ----      -------      -----       ----
Net interest income & spread                            3,972      3.62%                  3,751       4.05%


PROVISION FOR LOAN LOSSES. The provision for loan losses was $182,000 for the three months ended June 30, 1998 compared to $209,000 for the three months ended June 30, 1997. In 1997 management increased the loan loss reserve to 1% of total loans outstanding at December 31, 1997. Since then the loan loss reserve has increased by $30,000 while the net total loans outstanding has decreased $16.1 million. At June 30, 1998, the loan loss reserve was $2.8 million or 1.02% of total loans compared to $2.4 million or .83% of total loans at June 30, 1997. Management deemed the allowance for loan losses adequate at June 30, 1998.

NONPERFORMING ASSETS AND PAST DUE LOANS. Nonperforming assets, comprised of non-accrual loans (loans on which payments are more than 90 days past due) and other real estate owned totaled $6.9 million or 1.7% of total assets at June 30, 1998, and $9.6 million or 2.4% of total assets at June 30, 1997. The majority of nonperforming assets or $4.9 million at June 30, 1998 and June 30, 1997 were the result of foreclosure on five loans to one borrower represented by two parcels of undeveloped land.

OTHER INCOME. Total noninterest income increased $732,000, or 78.9%, for the three months ended June 30, 1998 versus the same three months in 1997. Service charges on deposits increased $90,000 or 13.2% for the second quarter of 1998 verses the same period in 1997 because of an increase in the number of transaction accounts and the fee structure on these accounts. The number of customer demand deposit accounts of the Bank increased by 1,267 accounts or 5.8% as of June 30, 1998 compared to June 30, 1997. Fees on transaction accounts were increased during the first quarter of 1998 as the result of an independent review of the Bank's fee structure that was performed in the fourth quarter of 1997. Gains on the sales of available for sale securities totaling $452,000 were from the sale of equity securities owned by the Company that were sold to help fund the purchase of a block of 238,700 shares of the Company's common stock on June 2, 1998. Income from insurance commissions decreased $55,000 or 32.8% for the three months ended June 30, 1998 versus the same three months in 1997 as a result of lower loan volume and stricter underwriting standards. Miscellaneous income increased $244,000 for the quarter ended June 30, 1998 compared to the same three months in 1997 primarily from the gain on sales of other real estate owned totaling $172,000.

NONINTEREST EXPENSES. Total noninterest expenses increased $842 thousand or 23.9% for the three months ended June 30, 1998 as compared to the same three months in 1997. This increase is primarily the result of compensation expense related to the ESOP and Management Recognition Plan (MRP). During the second quarter of 1998 management increased the number of shares committed to be released by the ESOP from 9,654 shares per quarter to 17,585 shares per quarter. Compensation expense for the three months ended June 30, 1998 as a result of the shares committed to be released by the ESOP totaled $822,000. The Company recorded a market value adjustment for the MRP preferred stock of $51,000 for the three months ended June 30, 1998, while the total compensation expense recorded for the MRP including the market value adjustment was $154,000 for the quarter ended June 30, 1998. The ESOP and MRP were not in place during the three months ended June 30, 1997. Occupancy and equipment expense decreased slightly ($4,000 or .7%) for the three months ended June 30, 1998 versus the same three months in 1997. This decrease is the result of closing two branches in February 1998. One branch was located inside a grocery store and the other was attached to a convenience store. Both of these facilities were leased and within the city of Carrollton, Georgia. Closing of these branches was deemed appropriate by management because of the volume of customer traffic and the addition of the McIntosh branch in Carrollton which has been expanded in 1998 to add three offices, one interior teller window, an enlarged lobby and more parking area to better serve walk-in customers. Other operating expense decreased by $93,000 in the second quarter of 1998 versus the same quarter of 1997. This decrease is primarily due to reduced losses on demand deposit accounts.

INCOME TAXES. Income tax expense for the quarter ended June 30, 1998 was $355,000 or 32.6% of pretax income and $317,000 or 33.3% of pretax income for the same three month period in 1997. The difference between these rates and the statutory rate is primarily the result of interest income on tax exempt securities.

COMPARISON OF RESULTS OF  OPERATIONS  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
     1997

GENERAL. Net earnings totaled $1.4 million for the six months ended June 30, 1998, an increase of 43.7% from the $1.0 million earned in the same six-month period in 1997. This increase in earnings results from an increase in net interest income of 12.7% and an increase in non-interest income of 63.8%. These increases in income were partially offset by an increase in non-interest expense of 19.2%. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Total interest income increased $1.2 million or 8.2%. Interest income on loans increased $357,000 or 2.8% for the six months ended June 30, 1998 compared to the same six months in 1997. The average balance of loans decreased $1.1 million or .4%, but the yield on loans increased by 30 basis points for the same six months in 1998 compared to 1997. This resulted from a shift in the loan portfolio away from residential mortgage loans and into higher yielding commercial loans. Interest income on interest bearing deposits and federal funds sold increased $213,000 or 51.0% while the average balance on these interest bearing deposits increased $6.2 million (38.8%) and the yield on the same increased 47 basis points. Interest income from securities increased $656,000 or 35.8% while the yield on securities decreased 1.15% and the average balance of securities increased $31.4 million (61.5%) for the six months ended June 30, 1998 compared to the same six months in 1997. The higher volume and lower yields on investments resulted from some higher yielding securities being called and lower yields on newly purchased securities; the higher average balance of securities resulted from the arbitrage transaction mentioned in the comparison of the Company's financial condition at June 30, 1998 and December 31, 1997.

The net interest rate spread for the six months ended June 30, 1998 and 1997 was 3.73% and 3.96% respectively. This decrease was primarily the result of the increase in the amount of investment securities and the average rates earned on these securities. Average yields paid on total funding sources increased by 3 basis points for the quarter ended June 30, 1998 compared to the same quarter in 1997. Interest expense on borrowings increased $420,000 or 80.5% for the first six months of 1998 compared to the same six months in 1997. The average balance of borrowings increased $15.0 million (83.0%) and the rate paid on borrowings decreased 8 basis points during the first six months of 1998 compared to the same six months in 1997.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the six months ended June 30, 1998 and 1997. (dollars in thousands)

                                         Six months ended June 30, 1998      Six months ended June 30, 1997
                                         Average     Interest  Effective     Average    Interest   Effective
                                         Balance      Yield       Rate       Balance      Yield      Rate
                                         ------------------------------     -------------------------------

Loans                                    273,865      13,090      9.64%      275,003     12,734       9.34%
Interest Bearing Deposits & FF Sold       22,137         632      5.76%       15,951        419       5.29%
Securities                                82,470       2,487      6.08%       51,072      1,830       7.23%
                                          ------       -----      ----        ------      -----       ----
                                         378,472      16,209      8.64%      342,026     14,983       8.83%
                                         -------      ------      ----       -------     ------       ----
Demand Deposits                           55,144         710      2.59%       51,446        752       2.95%
Savings                                   39,007         595      3.07%       40,975        575       2.83%
Certificates of Deposit                  204,650       5,822      5.74%      210,896      5,908       5.65%
Borrowings                                32,969         942      5.76%       18,018        522       5.84%
                                          ------         ---      ----        ------        ---       ----
                                         331,769       8,068      4.90%      321,335      7,757       4.87%
                                         -------       -----      ----       -------      -----       ----
Net interest income & spread                           8,141      3.73%                   7,226       3.96%


PROVISION FOR LOAN LOSSES. The provision for loan losses was $335,000 for the six months ended June 30, 1998 compared to $304,000 for the six months ended June 30, 1997. This increase has been deemed appropriate by management to reflect the higher risk associated with the change in loan portfolio mix described under "Net Interest Income" above.

OTHER INCOME. Total noninterest income increased $1.1 million, or 63.8%, for the six months ended June 30, 1998 versus the same six months in 1997. Service charges on deposits increased $182,000 or 14.2% for the first half of 1998 versus the same period in 1997 because of an increase in the number of transaction accounts and the fee structure on these accounts. Gains on the sales and calls of available for sale securities were from the sale of bank stocks owed by the Company and the call of one security owned by the bank. The Company's investments were sold to help fund the purchase of a block of 238,700 shares of the Company's common stock on June 2, 1998. There were no sales of securities during the first six months of 1997. Income from insurance commissions increased $227,000 or 60.1% for the six months ended June 30, 1998 versus the same six months in 1997. This increase was due to a $169,000 thousand commission rebate on insurance sales received during the first quarter of 1998. Miscellaneous income increased $287,000 for the six months ended June 30, 1998 compared to the same six months in 1997 primarily from the gain on sales of other real estate owned totaling $184,000 in 1998 compared to $12,000 for the same period in 1997.

NONINTEREST EXPENSES. Total noninterest expenses increased $1.4 million or 19.2% for the six months ended June 30, 1998 as compared to the same six months in 1997. This increase is primarily the result of compensation expense related to the ESOP and Management Recognition Plan (MRP) which totaled $1.5 million for the six months ended June 30, 1998. The ESOP and MRP were not in place during the six months ended June 30, 1997. Occupancy and equipment expense increased slightly ($11,000 or 1.0%) for the six months ended June 30, 1998 versus the same six months in 1997. This increase is primarily the result of increased depreciation expense. Deposit insurance premiums increased $33,000 or 57.2% for the six months ended June 30, 1998 compared to the same six months of 1997. This is the result of a credit for $34,000 received in the first quarter of 1997 for overpayment of the special SAIF assessment paid in the fourth quarter of 1996. Other operating expense decreased by $87,000 or 3.6% in the first six months of 1998 verses 1997.

INCOME TAXES. Income tax expense for the six months ended June 30, 1998 was $690,000 or 32.3% of income before tax and $506,000 or 33.5% of income before tax for the same six month period in 1997. The difference between these rates and the statutory rate is the result of interest income on tax exempt securities and the dividend received deduction on some preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES. The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments  and  maturities  of  outstanding  loans,  maturities  of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Atlanta. At June 30, 1998, the Bank had outstanding advances from the FHLB of Atlanta in the amount of $44.4 million. Such advances were used in the Bank's normal operations and investing activities. On June 2, 1998 the Company borrowed $5 million to help fund the repurchase of 234,700 shares of the Company's stock. The note bears interest at prime less one percent with interest only payable September 2, 1998 and interest and the entire principal balance payable on December 2, 1998.

At June 30, 1998, total stockholders' equity was $45.8 million, or 11.03% of total assets compared to $69.0 million, or 17.5% of total assets at December 31, 1997. This decrease is primarily due to treasury stock purchases during the first six months of 1998 in accordance with the Company's planned stock repurchase program.

As of June 30, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30,1998, the Bank's total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios amounted to 14.9%, 13.9% and 9.88%, respectively, compared to regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.

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

The Company has identified all hardware and software that need date-sensitive testing to comply with the Year 2000 issue. Vendors and suppliers have been contacted for information concerning their product's readiness for the Year 2000 issue. The Company is utilizing both inside and outside resources for testing of all hardware and software. The Company's main supplier of core processing software and the Company's core processing service provider will begin testing of their products during the second and third quarters of 1998. FDIC guidance on testing year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions who use a particular service on the same platform. Test results are shared with all similarly situated clients of the service provider. The most recent update from the Company's service provider indicates the first phase of testing is targeted for July 31, 1998 completion. To date the Company's service provider has completed a nightly batch update on the proxy banks of the loans and deposits applications for the work of December 31, 1999 and the update of January 3, 2000, and is currently verifying the results of both of these updates. The Company internally has completed testing hardware and has begun internal software testing. All testing and corrective processes for Year 2000 problems are expected to be completed by December 31, 1998.

The total budget for the Year 2000 efforts has not been completed. To date, $252,000 has been set aside to address obsolescence in existing hardware. All expenses associated with year 2000 corrections will be expensed in the year incurred and will be funded through normal operating cash flow.

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

            None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               (a)  Annual meeting of shareholders was held on April 23, 1998.

               (b) Matters voted upon at the Annual Meeting on April 23, 1998 included the following items and the number of votes cast included:
                                                              Votes
                 Election of Class I Directors   Votes For   Withheld

                  Gary M. Bullock                 1,986,475    5,104
                  Jerry L. Clayton                1,986,475    5,104
                  Dean B. Talley                  1,984,625    6,954

                                                        Votes
                 Ratification of Auditor    Votes For  Against   Abstentions

                  Porter Keadle Moore, LLP  1,984,013   3,221      4,345

               There were no broker non-votes, as no discretionary issues were presented for approval.


      ITEM 5.  OTHER INFORMATION

               Pursuant to Rule 14a-4(c)(1) promulated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 1999 Annual Meeting of Shareholders must notify the Company in writing at its principal office, 110 Dixie Street, Carrollton, Georgia 30117, attn: Corporate Secretary, of the contents of such proposal no later than February 9, 1999. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed herewith:

               Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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