Form 10-Q
period 1998-09-30
COMMUNITY FIRST BANKING CO
filed 1998-11-13
CIK 1035903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998


[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

     For the transition period from ______ to ______

                       Commission File Number: 0-22543

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 1998, there were 1,641,027 shares issued and 1,381,291 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance  Sheets as of  September  30,  1998  (unaudited)  and
          December 31, 1997

     Consolidated  Statements  of Earnings  for the Three and Nine Months  Ended
          September 30, 1998 and 1997 (unaudited)

     Consolidated  Statements  of  Comprehensive  Income  for the Three and Nine
          Months Ended September 30, 1998 and 1997 (unaudited)

     Consolidated  Statements of Cash Flows for the Nine Months Ended  September
          30, 1998 and 1997 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                         COMMUNITY FIRST BANKING COMPANY
                           Consolidated Balance Sheets
                            (In thousands of dollars)

                                                                September 30,  December 31,
                                 Assets                              1998          1997
                                                                  (Unaudited)

Cash and due from banks .........................................      8,243      10,766
Interest-bearing deposits in financial institutions .............      2,839       1,863
Federal funds sold and repurchase agreements ....................     32,610      17,655
                                                                    --------    --------
   Cash & cash equivalents ......................................     43,692      30,284

Securities available for sale ...................................     68,965      49,492
Securities held to maturity .....................................      3,444       6,006
Other investments ...............................................      2,328       2,269
Mortgage loans held for sale ....................................        174         789
Loans, net ......................................................    262,296     283,602
Premises & equipment net ........................................      9,024       9,095
Accrued interest receivable .....................................      2,926       3,169
Other real estate ...............................................      5,505       6,627
Other assets ....................................................      3,384       2,960
                                                                    --------    --------
   Total assets .................................................    401,738     394,293
                                                                    ========    ========

                  Liabilities and Stockholders' Equity
Deposits:
  Demand ........................................................     15,893      18,734
  Interest-bearing demand .......................................     58,008      51,198
  Savings .......................................................     36,585      38,273
  Time ..........................................................    161,007     161,431
  Time, over $100,000 ...........................................     44,462      45,895
                                                                    --------    --------
     Total deposits .............................................    315,955     315,531

Federal Home Loan Bank advances .................................     44,343       5,495
Note payable ....................................................      5,000        --
Subordinated debentures .........................................        900         900
Accrued interest payable & other liabilities ....................      3,840       3,329
                                                                    --------    --------
     Total liabilities ..........................................    370,038     325,255

Stockholders' Equity:
Convertible preferred stock, par value $.01, 96,542 shares issued          1        --
Common stock, $.01 par, 10,000,000 authorized, 1,641,027 issued .         16          24
Additional paid in capital ......................................     13,446      47,040
Unearned ESOP shares and stock awards ...........................     (4,492)     (3,476)
Retained earnings ...............................................     26,080      24,725
Treasury stock at cost ..........................................     (2,837)       --
Accumulated other comprehensive income and (loss)................       (514)        725
                                                                    --------    --------
     Total stockholders' equity .................................     31,700      69,038

Total liabilities & stockholders' equity ........................    401,738     394,293
                                                                    ========    ========

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                       Consolidated Statement of Earnings
                                  (Unaudited)
                 (In thousands of dollars - except per share data)

                                                                    Three Months Ended      Nine Months Ended
                                                                       September 30,            September 30,
                                                                       1998      1997           1998      1997
Interest income:
Interest and fees on loans .......................................     6,480     6,975         19,570    19,708
Interest-bearing deposits and federal funds sold .................       419       369          1,050       788
Interest and dividends on investment securities:
   U.S. Treasury .................................................        45        48            135        62
   U.S. Govt. agency and mortgage-backed .........................     1,106       898          3,288     2,577
   State, county & municipals ....................................        29        29             88        79
   Other .........................................................        93        41            250       129
                                                                          --        --            ---       ---
     Total interest income .......................................     8,172     8,360         24,381    23,343

Interest Expense:
Interest on deposits:
  Demand .........................................................       399       387          1,109     1,138
   Savings .......................................................       250       283            844       858
   Time ..........................................................     2,951     2,956          8,773     8,865
                                                                       -----     -----          -----     -----
                                                                       3,600     3,626         10,726    10,861
Interest on debt .................................................       758       170          1,700       692
                                                                         ---       ---          -----       ---
          Total interest expense .................................     4,358     3,796         12,426    11,553
                                                                       -----     -----         ------    ------
               Net interest income ...............................     3,814     4,564         11,955    11,790
                                                                       -----     -----         ------    ------
Provision for loan losses ........................................       226       320            561       624
                                                                         ---       ---            ---       ---
          Net interest income after provision for loan losses ....     3,588     4,244         11,394    11,166


Noninterest income:
   Service charges on deposits ...................................       810       732          2,280     2,021
   Gain (Loss) on calls and sales of securities available for sale       162        -             665       (27)
   Insurance commissions .........................................       134       169            498       396
   Miscellaneous .................................................       221       178            731       300
                                                                         ---       ---            ---       ---
          Total noninterest income ...............................     1,327     1,079          4,174     2,690

Noninterest expenses:
   Salaries and employee benefits ................................     1,813     1,733          5,565     5,322
   ESOP & retirement expense .....................................       416       335          1,666       335
   Occupancy and equipment .......................................       548       561          1,647     1,647
   Deposit insurance premiums ....................................        45        47            136       105
   Other operating expense .......................................     1,011     1,299          3,340     3,588
                                                                       -----     -----          -----     -----
         Total noninterest expense ...............................     3,833     3,975         12,354    10,997
                                                                       -----     -----         ------    ------
         Earnings before income tax expense ......................     1,082     1,348          3,214     2,859
Income tax expense ...............................................       339       432          1,028       938
                                                                         ---       ---          -----       ---

               Net earnings ......................................       743       916          2,186     1,921
                                                                         ===       ===          =====     =====

Basic earnings per common share ..................................      0.46      0.41           1.18       N/A
Diluted earnings per common share ................................      0.43      0.41           1.11       N/A
Dividends per common share .......................................      0.18      0.15           0.48       N/A

                         COMMUNITY FIRST BANKING COMPANY
                 Consolidated Statements of Comprehensive Income
                      (Unaudited - in thousands of dollars)

                                                                              Three Months Ended   Nine Months Ended
                                                                                   Sept. 30,           Sept. 30,
                                                                                  1998      1997     1998      1997
                                                                                  ----      ----     ----      ----
Net earnings .................................................................      743       916    2,186     1,921
Other  comprehensive  income (loss),  net of  income  taxes:
 Unrealized  gains (losses) on securities available for sale .................   (1,935)      310   (1,877)      260
  Income tax on gains (losses) ...............................................     (658)      105     (638)       88
                                                                                   ----       ---     ----        --
    Unrealized gains (losses) arising during the period, net of tax ..........   (1,277)      205   (1,239)      172

  Less: Reclassification adjustment for gains included in net earnings .......      162      --        665      --
   Income tax on reclassification on adjustments .............................       55      --        226      --
                                                                                   ----       ---     ----        --
    Reclassification adjustment for gains included in net earnings, net of tax      107      --        439      --
                                                                                   ----       ---     ----        --
     Other comprehensive income (loss)........................................   (1,384)      205   (1,678)      172
                                                                                 ------       ---   ------       ---
COMPREHENSIVE INCOME (LOSS)...................................................     (641)    1,121      508     2,093
                                                                                   ====     =====      ===     =====

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Cash Flows
                      (Unaudited - in thousands of dollars)

                                                                                                 Nine Months Ended
                                                                                                Sept. 30,   Sept. 30
                                                                                                   1998        1997
                                                                                                   ----        ----

Net earnings .................................................................................     2,186      1,921
 Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
  Depreciation, amortization and accretion ...................................................       973        996
  Provision for loan losses ..................................................................       561        624
  Gain on calls and sales of securities available for sale ...................................      (665)      --
  Gain on sale of other real estate ..........................................................      (209)      --
  Loss (gain) on sales of premises and equipment, net ........................................        23        (19)
  ESOP and stock award compensation expense ..................................................     2,046       --
  Change in:
    Mortgage loans held for sale .............................................................       615         69
    Accrued interest receivable ..............................................................       243       (502)
    Other assets .............................................................................      (425)       135
    Accrued interest payable .................................................................     1,057        293
    Accrued expenses and other liabilities ...................................................       233      1,003
                                                                                                  ------     ------
       Net cash provided by operating activities .............................................     6,638      4,520
                                                                                                  ------     ------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale .............................    46,494     10,968
  Proceeds from calls and maturities of securities held to maturity ..........................     3,078      1,447
  Proceeds from maturities of other investments ..............................................       974       --
  Purchases of other investments .............................................................       (60)      --
  Proceeds from sales of other investments ...................................................                  220
  Purchases of securities available for sale .................................................   (69,071)   (20,676)
  Net change in loans ........................................................................    20,745    (30,984)
  Proceeds from sale of real estate ..........................................................     1,332         54
  Proceeds from sales of premises and equipment ..............................................        30         32
  Purchases of premises and equipment ........................................................    (1,003)    (1,624)
  Organization costs .........................................................................      --          (30)
                                                                                                  ------     ------
       Net cash provided by (used in) investing activities ...................................     2,519    (40,593)
                                                                                                  ------     ------

Cash flows from financing activities:
  Net change in demand and savings deposits ..................................................     2,282     10,349
  Net change in time deposits ................................................................    (1,857)    (3,084)
  Payment of FHLB advances ...................................................................    (1,153)      --
  Proceeds from FHLB advances ................................................................    40,000    (10,403)
  Proceeds from note payable .................................................................     5,000       --
  Payment of subordinated debentures .........................................................      --       (1,100)
  Treasury stock purchased ...................................................................   (39,219)      --
  Cash dividends paid ........................................................................      (802)      (362)
  Net Proceeds from issuance of common stock .................................................      --       43,250
                                                                                                  ------     ------
      Net cash provided by financing activities ..............................................     4,251     38,650
                                                                                                  ------     ------
      Net change in cash and cash equivalents ................................................    13,408      2,576
                                                                                                  ------      -----
Cash and cash equivalents at beginning of year ...............................................    30,284     23,097
                                                                                                  ------     ------
Cash and cash equivalents at quarter end .....................................................    43,692     25,673
                                                                                                  ======     ======

Supplemental disclosure of cash flow information: Cash paid for:
     Interest ................................................................................    11,369     11,261
     Income taxes ............................................................................     1,250        935

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


The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1998. The accompanying consolidated financial statements and related notes of Community First Banking Company and subsidiary should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE 3.  EARNINGS PER COMMON SHARE

Earnings per common share calculations for the three month period ended September 30, 1998 and 1997 and the nine month period ended September 30, 1998 are presented based on the net earnings for the three and nine months divided by the weighted average number of shares outstanding, or 1,603,083 shares (three months ended September 30, 1998), 2,220,477 shares (three months ended September 30, 1997) and 1,850,436 shares (nine months ended September 30, 1998). Net earnings per common share are not presented for the nine months ended September 30, 1997 since shares issued in conjunction with the conversion and offering were not outstanding for the majority of the period. Diluted earnings per common share takes into account the effect of dilution from the assumed exercise of all outstanding stock options and awards. Diluted earnings per common share is calculated by dividing net earnings by the average number of common shares outstanding adjusted for the incremental shares resulting from the exercise of dilutive options during the period, or 1,715,465 and 2,220,477 shares for the three months ended September 30, 1998 and 1997 respectively, and 1,972,608 for the nine months ended September 30, 1998.


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

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for all nongovernmental entities for fiscal years beginning after December 15, 1998. The SOP, among other things, provides guidance as to when and what types of costs should be capitalized as it relates to internal-use software. Upon adoption, the Company expects that this SOP will not have any impact on its financial statements.

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for all nongovernmental entities, except as provided for therein, for fiscal years beginning after December 15, 1998. The SOP requires that all start-up costs (except for those that are capitalizable under other GAAP) be expensed as incurred. At September 30, 1998, the Company had approximately $23,000 of deferred costs associated with organizing the Company. Upon adoption of this statement, it is anticipated that these deferred costs will be expensed.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments by requiring that all derivatives be recognized as assets and liabilities and measured at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the consolidated financial statements upon adoption.

NOTE 5. DIVIDENDS DECLARED

On February 19, 1998, the Board of Directors of the Company approved a cash dividend of $.15 per share payable April 1, 1998 for stockholders of record on March 15, 1998. On June 18, 1998 the Board of Directors of the Company approved a cash dividend of $.15 per share payable July 1, 1998 for stockholders of record on June 18, 1998. On September 17, 1998 the Board of Directors of the Company approved a cash dividend of $.18 per share payable October 1, 1998 for stockholders of record on September 17, 1998. The dividends are accrued on the September 30, 1998 consolidated balance sheet.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

On September 30, 1998, the Company had total assets of $401.7 million compared to $394.3 million at December 31, 1997. This increase of $7.4 million or 1.9% is primarily due to the purchase of available for sale securities which increased $19.5 million or 39.4% during the nine month period. Securities purchased during the first quarter of 1998 were government agency bonds issued by FHLMC and FNMA totaling $25.5 million and Federal Home Loan Bank (FHLB) bonds totaling $14.5 million. These bonds have a federal tax equivalent yield of 6.59% with an average duration of 4.96 years. This purchase of bonds was funded by borrowing $40 million from the FHLB on the Bank's available line of credit. In the three months ended September 30, 1998 $20 million of these bonds were sold and $12.2 million of GNMA mortgage pool securities were purchased with a yield of 6.42%. During the three months ended September 30, 1998, $10.9 million of securities were called and, of this amount, $2.5 million were held to maturity securities.

Net loans decreased $21.3 million or 7.5% during the nine months ended September 30,1998. This decrease in net loans can be attributed to increased reliance on the secondary market for mortgage loans, increased refinancing activity and more stringent underwriting criteria in regards to consumer lending.

Other real estate decreased $1.1 million primarily from the sale of one foreclosed commercial property and two residential properties. Other assets increased $.4 million primarily as a result of the purchase of an interest rate cap on February 27, 1998. This interest rate cap was purchased as part of an arbitrage transaction where the Bank borrowed $40 million of FHLB 7 yr./2 yr. callable advances, and purchased $40 million in bonds.

Total deposit liabilities were consistent from December 31, 1997 through September 30 1998 increasing $.4 million or .13%. Demand deposits increased $4.0 million or 5.7%, savings deposits decreased $.4 million or .3% and time deposits decreased $1.4 million or 3.1%. FHLB advances increased $38.8 million at September 30, 1998 as compared to December 31, 1997, primarily due to the aforementioned arbitrage transaction. The Company borrowed $5 million on June 2, 1998 and pledged all the issued and outstanding shares of capital stock owned of the Bank. The note payable bears interest at prime less one percent with the entire outstanding balance due December 2, 1998. This money was borrowed to help fund the repurchase of 238,700 shares of the Company's common stock on June 2, 1998 in accordance with the Company's stock repurchase plan. Accrued interest payable and other liabilities increased $511,000 or 15.4% during the nine months ended September 30, 1998. This increase was primarily the result of an increase of $1,057,000 in accrued interest payable due to the increase in FHLB advances.

On January 8, 1998, 96,542 shares of unregistered restricted convertible preferred stock were issued under the Management Recognition Plan. The stock awards are being amortized as earned over a five year period.

On December 29, 1997 the Board of Directors of the Company authorized a stock repurchase program whereby the Company would to purchase up to 600,000 shares of its common stock through open market purchases. On August 20, 1998 the Company completed cumulative common stock repurchases of 600,000 shares. Also on August 20, 1998, the Company's Board of Directors authorized the negotiation for the repurchase of 172,535 shares from a single shareholder. The purchase of the 172,535 shares was concluded on August 21, 1998. The total of 772,535 shares were retired during the first nine months of 1998 at an average cost of $47.13 per share.

On August 25, 1998 the Board of Directors of the Company authorized a stock repurchase program for treasury to fund the future requirements for common stock as required under the Management Recognition Plan and 1997 Stock Option Plan. The Company intends to repurchase an aggegrate number of shares of common stock not to exceed 337,898 shares. In accordance with this plan 71,918 shares have been purchased at an average price of $39.02 per share as of September 30, 1998.

On September 25, 1998 the Company and First Citizens Corporation (FSTC), Newnan, Georgia announced the execution of a definitive agreement whereby First Citizens Bank, a wholly-owned subsidiary of FSTC, would acquire three branches of the Bank that are located in Wal*Mart Superstores in Newnan, Stockbridge and Fayetteville, Georgia. The transaction is subject to regulatory approval. The purchase price will be determined based on deposit and loan balances at a cutoff date following the receipt of all regulatory approvals. On November 9, 1998, First Citizens requested that the terms of the agreement be renegotiated. The Company is currently renegotiating the terms of the transaction with First Citizens, and although no assurance can be given, management anticipates this transaction will be consummated on or before December 31, 1998. Management believes the transaction will not adversely effect the Bank's earnings or financial condition.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL. Net earnings totaled $743,000 for the three months ended September 30, 1998, a decrease of 18.9% from the $916,000 earned in the same three-month period in 1997. This decrease is the result of lower net interest income caused by both lower interest income and higher interest expense. The lower net interest margin was partially offset by an increase in non-interest income and a reduction of non-interest expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income for the three months ended September 30, 1998 decreased $750,000 or 16.4% compared to the same three-month period in 1997. Total interest income decreased $188,000 or 2.2%, while interest expense increased $562,000 or 14.8%. The decrease in earnings on interest bearing assets was caused by a smaller loan portfolio and higher levels of investment securities. The loan portfolio mix continues to move away from residential mortgage loans and into higher yielding commercial loans. The average balance of loans by type for the third quarters of 1998 and 1997 were as follows:

                                    Average Balances
                                   Three Months Ended
                                     September 30,
                                    1998       1997
                                    ----       ----
                                    (In thousands)
Mortgage loans                    117,241   132,110
Consumer loans                     59,053    68,176
Credit card loans                   3,542     4,370
Commercial loans                   87,558    83,600
                                  -------   -------
                                  267,394   288,256
                                  =======   =======

Interest and fee income on loans decreased $495,000 or 7.1% for the third quarter 1998 compared to the same quarter in 1997, while the average balance of loans decreased $20.9 million or 7.2%. Interest income on federal funds sold and interest bearing deposits increased $49,000 or 13.3% for the three months ended September 30, 1998 compared to the same three months ended September 30, 1997. Interest income on investment securities increased $257,000 or 25.4% while the average balance of investment securities increased $29.2 million or 52.5%.

The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The net interest rate spread for the quarters ended September 30, 1998 and 1997 was 3.82% and 4.42% respectively. This decrease resulted primarily from the increase in the amount of investment securities and the average rates earned on these securities. The average rate earned on investment securities decreased by 1.19 basis points for the quarter ended September 30, 1998 compared to the same quarter in 1997. This decrease was the result of higher yielding investments being called and lower yields on newly purchased investment securities. Yields on interest earning assets other than investment securities increased for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Average yields paid on total funding sources increased by 14 basis points for the quarter ended September 30, 1998 compared to the same quarter in 1997.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the three months ended September 30, 1998 and 1997. (dollars in thousands)

                                                    Quarter ended September 30, 1998         Quarter ended September 30, 1997
                                                   Average       Interest    Effective       Average       Interest   Effective
                                                   Balance        Yield         Rate         Balance        Yield        Rate
Loans                                               267,395         6,480        9.83%         288,256       6,975        9.81%
Interest Bearing Deposits & FF Sold                  28,740           419        5.91%          26,153         369        5.73%
Securities                                           87,015         1,273        5.93%          57,801       1,015        7.12%
--------------------------------------------------------------------------------------------------------------------------------
                                                    383,149         8,172        8.65%         372,210       8,360        9.11%
--------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                      74,536           399        2.17%          73,365         387        2.14%
Savings                                              37,064           250        2.73%          37,120         283        3.10%
Certificates of Deposit                             204,348         2,951        5.86%         206,486       2,956        5.81%
Borrowings                                           50,272           758        6.11%          11,550         170        5.97%
--------------------------------------------------------------------------------------------------------------------------------
                                                    366,220         4,358        4.83%         328,521       3,797        4.69%
--------------------------------------------------------------------------------------------------------------------------------
Net interest income & spread                                        3,814        3.82%                       4,563        4.42%


PROVISION FOR LOAN LOSSES. The provision for loan losses was $226,000 for the three months ended September 30, 1998 compared to $320,000 for the three months ended September 30, 1997. In 1997 management increased the loan loss reserve to 1% of total loans outstanding at December 31, 1997. Since then the loan loss reserve has increased by $125,000 while the net total loans outstanding has decreased $21.3 million. At September 30, 1998, the loan loss reserve was $2.9 million or 1.13% of total loans compared to $2.1 million or .70% of total loans at September 30, 1997. Management deemed the allowance for loan losses adequate at September 30, 1998.

NONPERFORMING ASSETS AND PAST DUE LOANS. Nonperforming assets, comprised of non-accrual loans (loans on which payments are more than 90 days past due) and other real estate owned totaled $5.9 million or 1.5% of total assets at September 30, 1998, and $8.2 million or 2.1% of total assets at September 30, 1997. The majority of nonperforming assets or $4.9 million at September 30, 1998 and September 30, 1997 were the result of foreclosure on five loans to one borrower represented by two parcels of undeveloped land.


OTHER INCOME. Total noninterest income increased $248,000, or 22.9%, for the three months ended September 30, 1998 versus the same three months in 1997. Service charges on deposits increased $78,000 or 10.5% for the third quarter of 1998 verses the same period in 1997 because of an increase in the number of transaction accounts and the fee structure on these accounts. The number of customer demand deposit accounts of the Bank increased by 381 accounts or 1.9% as of September 30, 1998 compared to September 30, 1997. Fees on transaction accounts were increased during the first quarter of 1998 as the result of an independent review of the Bank's fee structure that was performed in the fourth quarter of 1997. Gains on the sales of available for sale securities totaling $162,000 were from the sale and call of securities owned by the Bank and the Company. Income from insurance commissions decreased $34,000 or 20.5% for the three months ended September 30, 1998 versus the same three months in 1997 as a result of lower loan volume and stricter underwriting standards. Miscellaneous income increased $43,000 for the quarter ended September 30, 1998 compared to the same three months in 1997 primarily from the gain on sales of other real estate owned totaling $39,000.

NONINTEREST EXPENSES. Total noninterest expenses decreased $139,000 or 3.5% for the three months ended September 30, 1998 as compared to the same three months in 1997. This decrease is primarily the result of other operating expense which decreased $288,000 or 22.1%. Other operating expense reductions include lower expenses and losses on demand deposit accounts which decreased $59,000 for the three months ended September 30,1998 compared to the same three months in 1997. The Bank received a refund of $33,000 in September 1998 of a contribution made in April of 1997 to help fund a regional revolving loan fund to create jobs in a four county area served by the Bank. This regional development center never materialized and the donation was returned to the Bank. Salaries and employee benefits increased $80,000 for the three months ended September 30, 1998 verses the same three months in 1997. This is due primarily to the Management Recognition Plan (MRP) expense recorded for the three months ended September 30, 1998 of $122,000. The MRP was not in place during the three months ended September 30, 1997. ESOP and retirement expense increased $80,000 for the three months ended September 30, 1998 compared to the same three months in 1997. This resulted from the increase in the average market value of the Company's stock price for the three months ended September 30, 1998 which was $42.53/share verses $34.38/share for the same three months in 1997. Occupancy and equipment expense decreased slightly ($13,000 or 2.0%) for the three months ended September 30, 1998 versus the same three months in 1997. This decrease is the result of closing two branches in February 1998. One branch was located inside a grocery store and the other was attached to a convenience store. Both of these facilities were leased and within the city of Carrollton, Georgia. Closing of these branches was deemed appropriate by management because of the volume of customer traffic and the addition of the McIntosh branch in Carrollton which has been expanded in 1998 to add three offices, one interior teller window, an enlarged lobby and more parking area to better serve walk-in customers.

INCOME TAXES. Income tax expense for the quarter ended September 30, 1998 was $339,000 or 31.4% of pretax income and $317,000 or 32.1% of pretax income for the same three month period in 1997. The difference between these rates and the statutory rate is primarily the result of interest income on tax exempt securities.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

GENERAL. Net earnings totaled $2.2 million for the nine months ended September 30, 1998, an increase of 13.8% from the $1.9 million earned in the same nine-month period in 1997. This increase in earnings results from an increase in net interest income of 1.4% and an increase in non-interest income of 48.2%. These increases in income were partially offset by an increase in non-interest expense of 11.1%. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Total interest income increased $1.0 million or 4.4%. Interest and fee income on loans decreased $138,000 or .7% for the nine months ended September 30, 1998 compared to the same nine months in 1997. The average balance of loans decreased $7.3 million or 2.6%, but the yield on loans increased by 18 basis points for the same nine months in 1998 compared to 1997. This resulted from a shift in the loan portfolio away from residential mortgage loans and into higher yielding commercial loans. Interest income on interest bearing deposits and federal funds sold increased $262,000 or 33.4% while the average balance on these interest bearing deposits increased $5.0 million (25.8%) and the yield on the same increased 33 basis points. Interest income from securities increased $913,000 or 32.1% while the yield on securities decreased 1.21% and the average balance of securities increased $31.4 million (59.0%) for the nine months ended September 30, 1998 compared to the same nine months in 1997. The higher volume and lower yields on investments resulted from some higher yielding securities being called and lower yields on newly purchased securities; the higher average balance of securities resulted from the arbitrage transaction discussed earlier.

The net interest rate spread for the nine months ended September 30, 1998 and 1997 was 3.82% and 4.22% respectively. This decrease was primarily the result of the increase in the amount of investment securities and the average rates earned on these securities. Average yields paid on total funding sources increased by 9 basis points for the nine months ended September 30, 1998 compared to the same quarter in 1997. Interest expense on borrowings increased $1.0 million or 145.6% for the first nine months of 1998 compared to the same nine months in 1997. The average balance of borrowings increased $22.9 million (144.2%) and the rate paid on borrowings increased 3 basis points during the first nine months of 1998 compared to the same nine months in 1997.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the nine months ended September 30, 1998 and 1997. (dollars in thousands)

                                                  Nine Months ended September 30, 1998      Nine Months ended September 30, 1997
                                                     Average      Interest   Effective         Average     Interest  Effective
                                                     Balance       Yield       Rate           Balance       Yield      Rate
Loans                                                 273,623       19,570     9.56%           280,903      19,708     9.38%
Interest Bearing Deposits & FF Sold                    24,338        1,051     5.77%            19,351         788     5.44%
Securities                                             84,761        3,760     5.93%            53,315       2,847     7.14%
-------------------------------------------------------------------------------------------------------------------------------
                                                      382,721       24,381     8.52%           353,569      23,343     8.83%
-------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                        72,175        1,109     2.05%            70,408       1,138     2.16%
Savings                                                38,359          844     2.94%            39,690         858     2.89%
Certificates of Deposit                               204,549        8,772     5.73%           209,426       8,865     5.66%
Borrowings                                             38,736        1,700     5.87%            15,862         692     5.83%
-------------------------------------------------------------------------------------------------------------------------------
                                                      353,820       12,426     4.70%           335,386      11,553     4.61%
-------------------------------------------------------------------------------------------------------------------------------
Net interest income & spread                                        11,955     3.82%                        11,790     4.22%

PROVISION FOR LOAN LOSSES. The provision for loan losses was $561,000 for the nine months ended September 30, 1998 compared to $624,000 for the nine months ended September 30, 1997. The loan loss reserve balance has increased by $842,000 from September 30, 1997 to the same date in 1998.

OTHER INCOME. Total noninterest income increased $1.5 million, or 55.2%, for the nine months ended September 30, 1998 versus the same nine months in 1997.
Service charges on deposits increased $259,000 or 12.8% for the first nine months of 1998 versus the same period in 1997 because of an increase in the number of transaction accounts and the fee structure on these accounts. Gains on the sales and calls of available for sale securities for the nine months ended September 30, 1998 totaling $665,000 were from the sale of equity securities owed by the Company and the sale and call of securities owned by the Bank. The Company's investments were sold to help fund the purchase of a block of 238,700 shares of the Company's common stock on June 2, 1998. Income from insurance commissions increased $102,000 or 25.8% for the nine months ended September 30, 1998 versus the same nine months in 1997. This increase was due to a $169,000 commission rebate on insurance sales received during the first quarter of 1998. Miscellaneous income increased $431,000 for the nine months ended September 30, 1998 compared to the same nine months in 1997 primarily from the gain on sales of other real estate owned totaling $223,000 in 1998 compared to $9,000 for the same period in 1997. Other increases in miscellaneous income for the nine months ended September 30, 1998 versus the same nine months in 1997 include higher return item charges by $93,000, greater gains on sales of loans by $63,000, higher income from real estate owned of $31,000 and higher check cashing fees of $17,000.

NONINTEREST EXPENSES. Total noninterest expenses increased $1.4 million or 12.3% for the nine months ended September 30, 1998 as compared to the same nine months in 1997. This increase is primarily the result of compensation expense related to the ESOP and Management Recognition Plan (MRP) which totaled $2.0 million for the nine months ended September 30, 1998 and $335,000 for the three months ended September 30, 1997. The ESOP and MRP were not in place during the first six months of 1997. Occupancy and equipment expense remained relatively unchanged for the nine months ended September 30, 1998 versus the same nine months in 1997. Deposit insurance premiums increased $31,000 or 29.8% for the nine months ended September 30, 1998 compared to the same nine months of 1997. This is the result of a credit for $34,000 received in the first quarter of 1997 for overpayment of the special SAIF assessment paid in the fourth quarter of 1996. Other operating expense decreased by $248,000 or 6.9% in the first nine months of 1998 verses 1997. This decrease was primarily from lower losses and expenses on transaction accounts.

INCOME TAXES. Income tax expense for the nine months ended September 30, 1998 was $1.0 million or 32.0% of income before tax and $938,000 or 32.8% of income before tax for the same nine month period in 1997. The difference between these rates and the statutory rate is the result of interest income on tax exempt securities and the dividend received deduction on some preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES. The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments  and  maturities  of  outstanding  loans,  maturities  of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Atlanta. At September 30, 1998, the Bank had outstanding advances from the FHLB of Atlanta in the amount of $44.3 million. Such advances were used in the Bank's normal operations and investing activities. On June 2, 1998 the Company borrowed $5 million to help fund the repurchase of 234,700 shares of the Company's stock. The note bears interest at prime less one percent with the entire principal balance payable on December 2, 1998.

At September 30, 1998, total stockholders' equity was $31.7 million, or 7.89% of total assets compared to $69.0 million, or 17.5% of total assets at December 31, 1997. This decrease is primarily due to treasury stock purchases during the first nine months of 1998 in accordance with the Company's planned stock repurchase programs.

As of September 30, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30,1998, the Bank's total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios amounted to 11.3%, 10.3% and 7.3%, respectively, compared to regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.

YEAR 2000 ISSUES. The Company is currently addressing the many areas affected by the Year 2000 computer issue. A Year 2000 Plan (Plan) has been approved by the Board of Directors which addresses whether our computer, communications and other operating systems will operate accurately after December 31, 1999. The Plan addresses internal and external interfaces with third party computer systems that communicate with our system. A committee has been established to administer the Plan.

As of September 30, 1998 the Company has completed the inventory of its information systems and identified critical systems. All systems potentially affected will be evaluated. The plan also includes contacting large commercial loan customers to determine their readiness for this issue. The Company has identified all hardware and software that need date-sensitive testing to comply with the Year 2000 issue. Vendors and suppliers have been contacted for information concerning their product's readiness for the Year 2000 issue. The Company is utilizing both internal and external resources for testing of all hardware and software.

FDIC guidance on testing year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions who use a particular service on the same platform. Test results are shared with all similarly situated clients of the service provider. The Company's main supplier of core processing software and the Company's core processing service provider has completed its first phase of testing of their products for year 2000 compliance. The bank received documentation from its service provider dated September 10, 1998 stating that its tests were conclusive that the application software will operate at and beyond the year 2000, and that the item processing software is year 2000 compliant. The documentation included proxy test results from a sample of the banks tested. The next phase of testing by the Company's service provider will include connectivity testing, sensitive date testing and specific institution testing. The results of these tests will be provided as they are completed by the service provider over the next 15 months.

The Company internally has completed testing hardware and has begun internal software testing. Testing of internal mission critical processes for Year 2000 problems are expected to be completed by December 31, 1998. To date, $252,000 has been set aside to address obsolescence in existing hardware. All expenses associated with year 2000 corrections will be expensed in the year incurred and will be funded through normal operating cash flow. Since many of the programs used by the Company are "off-the-shelf" as compared to "highly customized," the cost to address these matters is not expected to have a material impact on future operating results or financial condition. The costs and completion dates for testing and corrections of Year 2000 problems are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer programs, and similar uncertainties.

The Company is in the process of developing a contingency plan related to year 2000 issues. While management believes that the Company's internal systems and hardware will be year 2000 ready, the contingency plan will address internal scenarios as well as external systems beyond the Bank's control.


PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

            None.

      ITEM 2.  CHANGES IN SECURITIES

            None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            None


      ITEM 5.  OTHER INFORMATION

            None

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed herewith:

               Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMUNITY FIRST BANKING COMPANY


Date:       November 9, 1998       /s/ Gary D. Dorminey
                                  ----------------------
                              Gary D. Dorminey
                                 President
                       (Principal Executive Officer)



Date:       November 9, 1998      /s/ C. Lynn Gable
                                 -------------------
                             C. Lynn Gable
                        Chief Financial Officer
                     (Principal Financial Officer)