Form 10-K
period 1998-12-31
COMMUNITY FIRST BANKING CO
filed 1999-03-26
CIK 1035903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-K
(Mark One)

     |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For  fiscal year ended December 31, 1998 OR

     |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

                         Commission file number 0-22543

                        Community First Banking Company
             (Exact Name of Registrant as Specified in Its Charter)

                  Georgia                               58-2309605
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)

      110 Dixie Street
      Carrollton, Georgia                                  30117
(Address of Principal Executive Offices)                 (Zip Code)

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

Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such common equity as of March 22, 1999: $38,307,989

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,560,656 shares of Common Stock at March 22, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part II.

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 29, 1999, are incorporated by reference into Part III.

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

         On June 27, 1997, we completed a conversion and reorganization (the "Conversion") whereby the Company became the unitary holding company for the Savings Bank and the Mutual Holding Company was dissolved.

         On December 29, 1997, the Savings Bank converted from a federal savings bank regulated by the Office of Thrift Supervision (the "OTS") to a Georgia chartered state commercial bank regulated by the Georgia Department of Banking and Finance (the "Georgia Department") and concurrently changed its name to Community First Bank (the "Bank").

         The Company directs, plans and coordinates the activities of the Bank and its subsidiaries. Accordingly, the information presented in this Annual Report relates primarily to the Bank. The Bank is a community-oriented financial institution operating from seven branch offices in western Georgia. These branches provide customary banking services such as customer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit and MasterCard and VISA credit cards. Lending activities include the origination of consumer and commercial business loans on a secured and unsecured basis, residential mortgage and home equity loans, and commercial real estate loans.

         The Bank has three wholly-owned operating subsidiaries that broaden the services the Bank offers to the community. The first, CFB Securities, Inc., offers traditional brokerage services and products such as mutual funds, stocks and bonds through an NASD member firm. CFB Securities, Inc. began operations in 1996 and is located in space immediately adjacent to the Bank's main office lobby in Carrollton, Georgia.

         The second subsidiary of the Bank, CFB Financial Inc., began operations in 1996 to service the loan needs of consumers traditionally associated with consumer finance companies. CFB Financial, Inc. has seven full-time employees operating in its offices in Villa Rica and Douglasville, Georgia, and at the Bank's branch in Hiram, Georgia. This subsidiary offers a wide range of small loans granted in conformity with the Georgia Industrial Loan Act.

         The third subsidiary, CFB Insurance Agency, Inc., began operations in 1997. Based in Bowdon, Georgia, CFB Insurance Agency, Inc. offers a full line of insurance products to existing Bank customers as well as the general public.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information about the business of the Company and the Bank.

COMPETITION

         The Bank has operated in its local community since 1929. Management estimates that the Bank has a 30% market share in Carroll County, a 20% market share in each of Haralson and Heard Counties, and a 1% market share in each of Douglas and Paulding Counties.

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

EMPLOYEES

         The Company and the Bank had 154 full-time employees and 18 part-time employees at December 31, 1998. None of these employees is represented by a collective bargaining agreement, and management believes that it enjoys good relations with its personnel.

SUPERVISION AND REGULATION

         General. The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

         The BHC Act requires every bank holding company to obtain the Federal Reserve's prior approval before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

         The BHC Act further provides that the Federal Reserve may not approve any transaction that: (a) would result in a monopoly; (b) would be furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking anywhere in the United States; (c) could substantially lessen competition or to tend to create a monopoly in any section of the country; or (d) would otherwise be in restraint of trade. The Federal Reserve could, however, approve a proposed transaction if its anticompetitive effects were clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the participants in the transaction and convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies. As a result, the Company and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may now branch interstate through acquisitions of banks in other states. By adopting legislation prior to June 1, 1997, states could either "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

         In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective July 1, 1995. The Georgia Interstate Banking Act provides that (i) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (ii) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

         Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act, which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge an acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on an unlimited basis.

         The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be incidental to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of the activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible bank holding company activities. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of the activity, ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         The Bank is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extend provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations and is supervised and examined by one or more state or federal bank regulatory agencies.

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

         Payment of Dividends. The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

         If a federal banking regulator believes that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the institution's financial condition, could include the payment of dividends), it could require, after notice and hearing, that the institution cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "--Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         Under dividend restrictions imposed under federal and state laws, the Bank, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to $2.0 million (representing 50% of the previous year's net income) in 1999.

         The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         Capital Adequacy. The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of the Bank. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represented capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual stock, less goodwill and certain other intangible assets. ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 9.9% and 8.9%, respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies are generally required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 6.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

         The Bank was in compliance with applicable minimum capital requirements as of December 31, 1998. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or to the Bank.

         Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

         The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, adopted regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies'
methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

         Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required when, absent this Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any if its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary and will be entitled to a priority of payment.

         Prompt Corrective Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         The capital levels established for each of the categories are as follows:

========================== ==================== ========================= ====================== ===================
                                                          Total                Tier 1 Risk-
    Capital Category          Tier 1 Capital       Risk-Based Capital          Based Capital           Other
========================== ==================== ========================= ====================== ===================
Well Capitalized           5% or more           10% or more               6% or more             Not subject to a
                                                                                                 capital directive
-------------------------- -------------------- ------------------------- ---------------------- ------------------
Adequately Capitalized     4% or more           8% or more                4% or more                    --
-------------------------- -------------------- ------------------------- ---------------------- ------------------
Undercapitalized           less than 4%         less than 8%              less than 4%                  --
-------------------------- -------------------- ------------------------- ---------------------- ------------------
Significantly              less than 3%         less than 6%              less than 3%                  --
Undercapitalized
-------------------------- -------------------- ------------------------- ---------------------- ------------------
Critically                 2%     or      less             --                       --                  --
Undercapitalized           tangible equity
-------------------------- -------------------- ------------------------- ---------------------- ------------------

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

         At December 31, 1998, the Bank had the requisite capitals levels to qualify as well capitalized.

         FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

         Since 1996, the deposit insurance premiums for 92% of all Bank Insurance Fund (BIF") members in the highest capital and supervisory categories have been set at $2,000 per year, regardless of deposit size. Effective as of January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry were imposed on BIF-insured deposits in annual amounts presently estimated at 1.29 basis points. Beginning in January 2000, these rates will increase to an estimated 2.43 basis points.

         The FDIC may terminate its insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by such regulations or statutes.


ITEM 2.  PROPERTIES

The following table sets forth certain information with respect to the Company's properties at December 31, 1998.

                                                                     LEASED/
     DESCRIPTION/ADDRESS                                              OWNED

     Main Office 110 Dixie St., Carrollton, GA                        Owned
     640 W. Bankhead Hwy, Villa Rica, GA                              Owned
     207 W. College St., Bowdon, GA                                   Owned
     501 Alabama Ave., Bremen, GA                                     Leased
     1119 South Park St., Carrollton, GA                              Owned
     9060 Hwy. 27, Franklin, GA                                       Owned
     4166 Jimmy Lee Smith Parkway, Hiram, GA (Wal*Mart Branch)        Leased
     3218 Highway 5, Douglasville, GA                                 Leased
     664 W. Bankhead Hwy.,Villa Rica, GA                              Leased
     3357 Jimmy Lee Smith Parkway, Hiram, GA                          Leased
    119 South White Street, Carrollton, GA                            Owned


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

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Information regarding the quarterly high and low sales prices for the Company's Common Stock, the number of record shareholders and the Company's dividend policy is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998 under the heading "Market for Common Stock and Related Shareholder Matters" and is hereby incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 under the heading "Selected Consolidated Financial Data" and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The responses to this item are included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 under the heading
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and are hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's net interest income and the fair value of its financial instruments (interest earning assets and interest bearing liabilities) are influenced by changes in market interests rates. The Company actively manages its exposure to interest rate fluctuations through policies established by its Asset/Liability Committee (the "ALCO"). The ALCO meets regularly and is responsible for approving asset/liability management policies, developing and implementing strategies to improve balance sheet positioning and net interest income and assessing the interest rate sensitivity of the Bank.

         The Company utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on the Company's net interest income sensitivity over a one-year time horizon is indicated in the table below, which assumes an immediate and sustained parallel shift in interest rates of 100 basis points and no change in the composition of the Company's balance sheet.

         The Company's ALCO policy requires that a 100 basis point shift in interest rates should not result in a decrease of net interest income of more than 5% of capital. The information presented in Table 13 of the Company's 1998 Annual Report is based on the same assumptions set forth in the ALCO policy.

Net Interest Income Sensitivity
(in thousands)

                                                                           Percent Increase(Decrease) in
                                            Principal /Notional            Interest Income/ExpenseGiven
                                            Amounts of Earning             Immediate and Sustained
                                            Assets, Interest Bearing       Parallel Interest Rate Shifts
                                            Liabilities at                 Down 100       Up 100
                                            December 31, 1998              Basis Points   Basis Points
                                            -----------------              ------------   ------------
Assets repricing in
         One year or less                   $212,073
         Over one year                       151,976
                  Total                     $364,049                        -2.87%          2.57%
                                            ========

Liabilities repricing in
         One year or less                   $175,830
         Over one year                       145,341
                  Total                     $321,171                        -4.94%          4.69%
                                            ========

Net interest sensitivity                                                    -0.23%         -0.21%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data listed in Item 14 are included in the Company's Annual Report to Shareholders for the year ended December 31, 1998 under the headings "Report of Independent Certified Public Accountants" and "Selected Quarterly Financial Results" and are hereby incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 under the headings "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors" and "Executive Officers" and are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 under the headings "Executive Compensation" and "Election of Directors- Director Compensation" and "Compensation Committee Interlocks and Insider Participation" and are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 under the heading "Stock Owned by Management" and are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1999 under the heading "Certain Transactions" and are incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets at December 31, 1998 and 1997

          Consolidated Statements of Earnings for the Years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Comprehensive Income for the Years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

     (b) Reports on Form 8-K:

          None

     (c) Exhibits

           Exhibit
           Number   Exhibit

               3.1  Articles of Incorporation (1), as amended (2).

               3.2  Bylaws (1).

               4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

               10.1* 1997 Stock Option Plan. (2)

               10.2* Management Recognition Plan. (2)

               10.3* Employee Stock Ownership Plan and Trust. (1)

               10.4* Employee Stock Ownership Plan Trust Agreement. (1)

               10.5(a) [Reserved]

               10.5(b)*  Employment  Agreement  between  Gary D.  Dorminey,  the
                    Company and the Bank dated as of June 1, 1997 (1).

               10.5(c)* Employment Agreement between D. Lane Poston, the Company and the Bank dated as of June 1, 1997 (1).

               10.5(d)* Employment  Agreement between C. Lynn Gable, the Company and the Bank dated as of June 1, 1997 (1).

               10.5(e)* Employment  Agreement  between Anyce C. Fox, the Company and the Bank dated as of June 1, 1997 (1).

               10.6* Retirement Plan (1).

               10.7* 401(k) Retirement Plan (1).

               13.1 The following  portions of the Company's  1998 Annual Report to Shareholders have been incorporated by reference herein:

                    Market for Stock and Related Shareholder Matters

                    Selected Consolidated Financial Data

                    Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Consolidated Financial Statements, the Notes thereto and the Independent Auditors' Report thereon

                    Selected Quarterly Financial Results

               23.1 Consent of Porter Keadle Moore, LLP.

               27.1 Financial Data Schedule (SEC use only).

                    * Indicates a management compensation plan or agreement.

                    (1) Incorporated by reference to the exhibit of the same number contained in the Registrant's Registration Statement on Form S-1 (Regis. No. 333-23533).

                    (2) Incorporated by reference to the exhibit of the same number contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-22543).

     (d)  Financial Statements

          The financial statement schedules or which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1999.


                         COMMUNITY FIRST BANKING COMPANY


                            By: /s/ Gary D. Dorminey
                            ------------------------
                                Gary D. Dorminey
                      President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1999.


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


*      Principal Executive Officer
**     Principal Accounting and Financial Officer