Form 10-Q
period 1999-03-31
COMMUNITY FIRST BANKING CO
filed 1999-05-07
CIK 1035903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 26, 1999, there
were 3,282,054 shares  issued  and 2,580,258 shares   outstanding  of  the
Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance  Sheets as of  March 31, 1999  (unaudited)  and
          December 31, 1998

     Consolidated  Statements  of Earnings  for the Three Months  Ended
          March 31, 1999 and 1998 (unaudited)

     Consolidated  Statements  of  Comprehensive  Income  for the Three
          Months Ended March 31, 1999 and 1998 (unaudited)

     Consolidated  Statements of Cash Flows for the Three Months Ended March
          31, 1999 and 1998 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                         COMMUNITY FIRST BANKING COMPANY
                           Consolidated Balance Sheets
                            (In thousands of dollars)

                                                                   March 31,  December 31,
                              Assets                                 1999         1998
                                                                 (Unaudited)
Cash and due from banks .........................................      7,052      10,883
Interest-bearing deposits in financial institutions .............        720       3,553
Federal funds sold ..............................................     15,070      18,300
                                                                      ------      ------
   Cash & cash equivalents ......................................     22,842      32,736

Securities available for sale ...................................     69,851      71,702
Securities held to maturity .....................................        212         232
Other investments ...............................................      3,400       2,328
Mortgage loans held for sale ....................................        204         199
Loans, net ......................................................    268,079     264,855
Premises & equipment net ........................................      8,016       8,160
Accrued interest receivable .....................................      2,556       2,558
Other real estate and repossessions .............................      5,334       5,479
Other assets ....................................................      4,432       3,737
                                                                       -----       -----
   Total assets .................................................    384,926     391,986
                                                                     =======     =======

                Liabilities and Stockholders' Equity
Deposits:
  Demand ........................................................     16,304      13,611
  Interest-bearing demand .......................................     51,136      52,644
  Savings .......................................................     32,837      31,630
  Time ..........................................................    150,057     146,603
  Time, over $100,000 ...........................................     42,736      41,449
                                                                      ------      ------
     Total deposits .............................................    293,070     285,937

Note payable and other borrowings ...............................     60,880      47,945
Subordinated debentures .........................................        900         900
Payable for branch sales ........................................          -      27,461
Accrued interest payable & other liabilities ....................      3,715       3,619
                                                                     -------     -------
     Total liabilities ..........................................    358,565     365,862
                                                                     -------     -------

Stockholders' Equity:
Convertible preferred stock, par value $.01, 96,542 shares issued          1           1
Common stock, $.01 par, 10,000,000 authorized, 3,282,054 issued .         33          33
Additional paid in capital ......................................     13,522      13,481
Unearned ESOP and MRP shares ....................................     (3,897)     (4,196)
Retained earnings ...............................................     27,107      26,611
Treasury stock at cost ..........................................     (9,369)     (9,021)
Accumulated other comprehensive income (loss) ...................     (1,036)       (785)
                                                                      ------        ----
     Total stockholders' equity .................................     26,361      26,124
                                                                      ------      ------
Total liabilities & stockholders' equity ........................    384,926     391,986
                                                                     =======     =======

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                       Consolidated Statement of Earnings
                                  (Unaudited)
                 (In thousands of dollars - except per share data)

                                                                   Three Months Ended
                                                                        March 31,
                                                                     1999     1998
Interest income:
Interest and fees on loans .......................................   6,251   6,605
Interest-bearing deposits and federal funds sold .................     179     364
Interest and dividends on investment securities:
   U.S. Treasury .................................................      45      45
   U.S. Govt. agency and mortgage-backed .........................     938     867
   State, county & municipals ....................................      29      29
   Other .........................................................      89      78
                                                                     -----   -----
     Total interest income .......................................   7,531   7,988
                                                                     -----   -----
Interest Expense:
Interest on deposits:
   Demand ........................................................     272     353
   Savings .......................................................     165     300
   Time ..........................................................   2,598   2,901
                                                                     -----   -----
                                                                     3,035   3,554
Interest on note payable and other borrowings.....................     957     264
                                                                     -----   -----
          Total interest expense .................................   3,992   3,818
                                                                     -----   -----
               Net interest income ...............................   3,539   4,170

Provision for loan losses ........................................     172     153
                                                                     -----   -----
          Net interest income after provision for loan losses ....   3,367   4,017
                                                                     -----   -----
Noninterest income:
   Service charges on deposits ...................................     582     697
   Gain (Loss) on sales of securities available for sale .........       -      51
   Insurance commissions .........................................     195     252
   Miscellaneous .................................................     244     189
                                                                     -----   -----
          Total noninterest income ...............................   1,021   1,189
                                                                     -----   -----
Noninterest expenses:
   Salaries and employee benefits ................................   1,553   1,851
   ESOP & MRP expense ............................................     370     426
   Occupancy and equipment .......................................     375     559
   Deposit insurance premiums ....................................      45      46
   Other operating expense .......................................     985   1,283
                                                                     -----   -----
         Total noninterest expense ...............................   3,328   4,165
                                                                     -----   -----
         Earnings before income tax expense ......................   1,060   1,041
Income tax expense ...............................................     297     334
                                                                     -----   -----
               Net earnings ......................................     763     707
                                                                     =====   =====

Basic earnings per share .........................................    0.30    0.17
Diluted earnings per share .......................................    0.28    0.17

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                 Consolidated Statements of Comprehensive Income
                      (Unaudited - in thousands of dollars)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                                  1999      1998
                                                                                  ----      ----
Net earnings .................................................................      763       707
                                                                                    ---       ---
Other  comprehensive  income (loss),  net of  income  taxes:
 Unrealized  gains (losses) on securities available for sale .................     (404)      598
  Income tax on unrealized gains (losses) ....................................     (153)      366
                                                                                   ----       ---
    Unrealized gains (losses) arising during the period, net of tax ..........     (251)      964
                                                                                   ----       ---

 Reclassification adjustment for gains included in net earnings ............       -         51
  Income tax on reclassification adjustments ................................       -         17
                                                                                   ----       ---
    Reclassification adjustment for gains included in net earnings, net of tax       -         34
                                                                                   ----       ---
     Other comprehensive income (loss)........................................     (251)      930
                                                                                   ----       ---
Comprehensive income .........................................................      512     1,637
                                                                                   ====     =====

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Cash Flows
                      (Unaudited - in thousands of dollars)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                     1999              1998
                                                                                     ----              ----
                                                                                          In thousands
Cash flows from operating activities:
 Net earnings                                                                          763              707
 Adjustments to reconcile net earnings to net cash provided
  by operating activities:
   Depreciation, amortization and accretion                                            249              329
   Provision for loan losses                                                           172              153
   Deferred income tax benefit                                                           -              (15)
   Gain on calls and sales of securities available for sale                              -              (51)
   Gain on sale of other real estate                                                   (58)               -
   Loss (gain) on sales of premises and equipment, net                                 (15)               -
   ESOP and MRP compensation expense                                                   370              450
   Change in:
    Mortgage loans held for sale                                                        (5)          (1,618)
    Accrued interest receivable                                                          2              (28)
    Other real estate owned                                                             -               (73)
    Other assets                                                                      (695)            (467)
    Accrued interest payable                                                            12              288
    Other liabilities                                                                   84              524
                                                                                   -------          -------

       Net cash provided by (used in) operating activities                             879              199
                                                                                   -------          -------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                   -            8,051
  Proceeds from maturities of securities held to maturity                               20               51
  Proceeds from maturities of securities available for sale                          4,370                -
  Purchases of other investments                                                    (1,072)             (60)
  Purchases of securities available for sale                                        (2,998)         (49,066)
  Net change in loans                                                               (3,324)          12,433
  Proceeds from sale of real estate and repossessions                                  311                -
  Proceeds from sales of premises and equipment                                         15                -
  Purchases of premises and equipment                                                  (87)            (336)
                                                                                   -------          -------
       Net cash provided by (used in) investing activities                          (2,758)         (28,927)
                                                                                   -------          -------

Cash flows from financing activities:
  Net change in demand and savings deposits                                          2,392            3,546
  Net change in time deposits                                                        4,741           (2,561)
  Payment of FHLB advances                                                         (10,065)            (440)
  Proceeds from  FHLB advances                                                      24,000           40,000
  Change in payable for branch sales                                               (27,461)               -
  Payment of note payable                                                           (1,000)               -
  Treasury stock purchased                                                            (348)         (11,078)
  Cash dividend paid                                                                  (267)            (294)
                                                                                   -------          -------
      Net cash provided by financing activities                                     (8,008)          29,173
                                                                                   -------          -------
      Net change in cash and cash equivalents                                       (9,894)             445
                                                                                   -------          -------
Cash and cash equivalents at beginning of year                                      32,736           30,284
                                                                                   -------          -------
Cash and cash equivalents at quarter end                                            22,842           30,729
                                                                                   =======          =======

See Notes to Consolidated Financial Statements.

                                                                                      Three months ended
Supplemental disclosure of cash flow information:                                          March 31,
                                                                                      1999             1998
                                                                                      ----             ----
  Cash paid for:                                                                         In thousands
     Interest                                                                        3,980            3,530
     Income taxes                                                                        -              350

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

On June 27, 1997, a plan of conversion and reorganization whereby the Company became the unitary holding company for the Savings Bank and the dissolution of the Mutual Holding Company was completed.

On December 29, 1997, the Savings Bank converted from a federal savings bank regulated by the Office of Thrift Supervision to a Georgia chartered state commercial bank regulated by the Georgia Department of Banking and Finance and concurrently changed the name of the institution to Community First Bank (the "Bank").

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for statements of financial condition on December 31, 1998, which are audited) have been prepared in accordance with instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income. The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany items have been eliminated.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999. The accompanying consolidated financial statements and related notes of Community First Banking Company and subsidiary should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 3.  EARNINGS PER COMMON SHARE

On January 21, 1999, the Company's Board of Directors declared a two-for-one common stock split to be effected in the form of a 100% stock dividend to be distributed on February 16, 1999 to holders of record on February 1, 1999. Accordingly, all references to common shares outstanding and per share data throughout the consolidated financial statements (except data related to treasury shares) have been restated to reflect the stock split.

Earnings per common share calculations for the three month period ended March 31, 1999 and 1998 are presented based on the net earnings for the three months divided by the weighted average number of shares outstanding, or 2,561,707 shares (three months ended March 31, 1999) and 4,111,488 shares (three months ended March 31, 1998). Diluted earnings per common share takes into account the effect of dilution from the assumed exercise of all outstanding stock options and awards. Diluted earnings per common share is calculated by dividing net earnings by the average number of common shares outstanding adjusted for the incremental shares resulting from the exercise of dilutive options during the period, or 2,757,297 and 4,155,692 shares for the three months ended March 31, 1999 and 1998 respectively.


NOTE 4. DIVIDENDS DECLARED

On March 18, 1999 the Board of Directors of the Company approved a cash dividend of $.11 per share payable April 1, 1999 for stockholders of record on March 18, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND MARCH 31, 1998

On March 31 ,1999 the Company had total assets of $384.9 million compared to $392.0 million at December 31, 1998. This decrease in assets of $7.1 million or 1.8% is primarily due to a decrease in cash and cash equivalents of $9.9 million which was partially offset by an increase in net loans of $3.2 million. Securities available for sale decreased $1.9 million because of maturities. Other assets increased $1.1 million from the purchase of FHLB stock required to be purchased as a result of the additional advances obtained from the FHLB during the first quarter of 1999.

Total deposit liabilities increased $7.1 million from December 31, 1998 to March 31, 1999. Certificate of deposits increased $4.7 million while demand deposits and savings increased $2.4 million. These increases resulted primarily from offering a new certificate of deposit product, and increased marketing efforts of demand deposit accounts through increased advertising and employee incentives.

Note payable and other borrowings increased $12.9 million during the period December 31, 1998 to March 31, 1999. On January 4, 1999 the Bank borrowed $24 million from the FHLB on a daily rate credit to help fund the payable for the sale of the Wal*Mart branches that was effective December 31, 1998. On March 16, 1999 the Bank paid $10 million to the FHLB on this credit. On February 24, 1999 the Company paid $1 million on the line of credit owed to another financial institution.

Stockholders equity increased $237,000 during the three months ended March 31, 1999. Retained earnings increased $496,000 from earnings of $763,000 less dividends paid of $267,000. Treasury stock increased $348,000 from the purchase of 17,418 shares at an average price of $19.98 per share. Amortization of unearned ESOP shares and MRP awards increased equity by $299,000. Accumulated other comprehensive loss increased $251,000 as the result of the market value adjustment of available for sale securities. Additional paid in capital increased from the amortization of the MRP awards and the market value adjustment of the ESOP shares committed to be released.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

GENERAL. Net earnings totaled $763,000 for the three months ended March 31, 1999, an increase of $56,000 or 7.9% over the $707,000 earned in the same three months in 1998. This increase is primarily the result of lower non-interest expense incurred during the three months ended March 31, 1999 ($3,328,000) compared to the same three months of 1998 ($4,165,000). This reduction in expenses was offset by lower net interest income. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income for the three months ended March 31, 1999 decreased $631,000 or 15.1% compared to the same three-month period in 1998. Total interest income decreased $457,000 or 5.7%, while interest expense increased $174,000 or 4.6%. The decrease in earnings on interest bearing assets was caused by a smaller loan portfolio and higher levels of investment securities producing lower yields. The loan portfolio mix continues to move away from residential mortgage loans and into higher yielding commercial loans. The average balance of loans by type for the first quarters of 1999 and 1998 were as follows:

                                    Average Balances
                                   Three Months Ended
                                       March 31,
                                    1999       1998
                                    ----       ----
                                    (In thousands)
Mortgage loans                   113,822      120,065
Consumer loans                    54,548       63,762
Credit card loans                  3,239        4,079
Commercial loans                 103,049       92,906
                                 -------      -------
                                 274,658      280,812
                                 =======      =======

Interest and fee income on loans decreased $354,000 or 5.4% in the first quarter 1999 compared to the same quarter in 1998, while the average balance of loans decreased $6.2 million or 2.2%. Interest income on federal funds sold and interest bearing deposits decreased $185,000 or 50.8% for the three months ended March 31, 1999 compared to the same three months of 1998. This decrease in income on fed funds and deposits resulted from use of funds not needed for liquidity being applied to reduce debt of the Bank and Company during the first three months on 1999.

The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The net interest rate spread for the quarters ended March 31, 1999 and 1998 was 3.94% and 3.90% respectively. This 4 basis point increase in the spread resulted primarily from the lower rates paid on all deposits and debt. This was offset by a decrease in rates earned on interest bearing assets. Average yields paid on total funding sources decreased by 35 basis points for the quarter ended March 31, 1999 compared to the same quarter in 1998, and average rates earned on interest bearing assets decreased by 32 basis points.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the three months ended March 31, 1999 and 1998. (dollars in thousands)

                                                         Quarter ended March 31, 1999              Quarter ended March 31, 1998
                                                       Average      Interest    Effective      Average      Interest     Effective
                                                       Balance       Yield        Rate         Balance       Yield         Rate
Loans                                                  271,689       6,251         9.33%       277,912       6,605           9.64%
Interest Bearing Deposits & FF Sold                     14,213         179         5.11%        25,238         364           5.84%
Securities                                              74,600       1,101         5.99%        65,485       1,019           6.31%
-----------------------------------------------------------------------------------------------------------------------------------
                                                       360,502       7,531         8.47%       368,635       7,988           8.79%
-----------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                                         65,308         272         1.69%        53,906         353           2.66%
Savings                                                 32,117         165         2.08%        39,017         300           3.11%
Certificates of Deposit                                189,591       2,598         5.56%       205,145       2,901           5.73%
Borrowings                                              69,831         957         5.56%        18,745         264           5.72%
-----------------------------------------------------------------------------------------------------------------------------------
                                                       356,847       3,992         4.54%       316,813       3,818           4.89%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income & spread                                         3,539         3.94%                     4,170           3.90%

PROVISION FOR LOAN LOSSES. The provision for loan losses was $172,000 for the three months ended March 31, 1999 compared to $153,000 for the three months ended March 31, 1998. At March 31, 1999, the loan loss reserve was $3.0 million or 1.1% of total loans compared to $2.9 million or 1.0% of total loans at March 31, 1998. Management deemed the allowance for loan losses adequate at March 31, 1999.

NONPERFORMING ASSETS AND PAST DUE LOANS. Nonperforming assets, comprised of non-accrual loans (loans on which payments are more than 90 days past due) and other real estate owned totaled $6.2 million or 1.6% of total assets at March 31, 1999, and $7.3 million or 1.7% of total assets at March 31, 1998. The majority of nonperforming assets or $4.9 million at March 31, 1999 and 1998 were the result of foreclosure on five loans to one borrower represented by several parcels of undeveloped land and a residence with acreage. On April 30, 1999, the sale of the largest parcel of undeveloped land was completed. The sales price was approximately $4.4 million. No gain will be realized until the completed sale of the remaining properties. However, future periods will be positively impacted by the conversion of $4.4 million into an earning asset.

OTHER INCOME. Total noninterest income decreased $168,000, or 14.1%, for the three months ended March 31, 1999 versus the same three months in 1998. Service charges on deposits decreased $115,000 or 16.5% for the first quarter of 1999 verses the same period in 1998 primarily because of the reduction in demand deposit accounts related to the sale of three Wal*Mart branches on 12-31-98. Income from insurance commissions decreased $57,000 or 22.6% for the three months ended March 31, 1999 versus the same three months in 1998 as a result of lower loan volume and stricter underwriting standards. Miscellaneous income increased $55,000 for the quarter ended March 31, 1999 compared to the same three months in 1998 primarily from the recognition of the gain on sale of other real estate owned totaling $48,000.

NONINTEREST EXPENSES. Total noninterest expenses decreased $837,000 or 20.1% for the three months ended March 31, 1999 as compared to the same three months in 1998. This decrease was primarily the result of reduced compensation, employee, occupancy and other operating expenses resulting from the sale of three Wal*Mart branches on December 31, 1998 in addition to the continuation of cost saving measures initiated during 1998.

INCOME TAXES. Income tax expense for the quarter ended March 31, 1999 was $297,000 or 28.1% of pretax income and $334,000 or 32.1% of pretax income for the same three month period in 1998. The difference between these rates and the statutory rate is primarily the result of interest income on tax exempt securities and dividend received deduction on government agency preferred stocks.

LIQUIDITY AND CAPITAL RESOURCES. The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments  and  maturities  of  outstanding  loans,  maturities  of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Atlanta. At March 31, 1999, the Bank had outstanding advances from the FHLB of Atlanta in the amount of $56.9 million. Such advances were used in the Bank's normal operations and investing activities.

As of March 31, 1999 the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 1999, the Bank's total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios amounted to 11.2%, 10.2% and 7.2%, respectively, compared to regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.

YEAR 2000 ISSUES. The Company is currently addressing the many areas affected by the Year 2000 computer issue. A Year 2000 Plan (Plan) has been approved by the Board of Directors which addresses whether our computer, communications and other operating systems will operate accurately after December 31, 1999. The Plan addresses internal and external interfaces with third party computer systems that communicate with our system. A committee, chaired by a member of senior management, has been established to administer the Plan.

The Company continues to refine its Year 2000 Plan begun in the latter part of 1997. The Federal Financial Institutions Examination Council (FFIEC) has established key milestones for the testing phase. The Company's status toward meeting those milestones are as follows:

     06/30/98 Institutions should complete the development of written testing strategies and plans. 100% COMPLETE

     09/01/98 Testing of internal mission-critical systems should have started. 100% COMPLETE

     12/31/98 Testing of internal mission-critical systems should be substantially complete. Service providers should be ready to test with customers. 100% COMPLETE (Service providers have completed proxy testing of mission critical systems)

     03/31/99 Testing with service providers should be substantially complete. Testing with other third parties should be underway. 95% COMPLETE (Third party testing of non-mission critical systems will be completed by 06/30/99)

     06/30/99 Testing and implementation of all mission-critical systems should be complete. 100% COMPLETE

The original budget for expenses associated with Year 2000 upgrades and implementation has remained feasible. All mission critical hardware and software necessary to bring the Company into Y2K compliance has been purchased and tested. Approximately 85% of this equipment has been installed with the other 15% scheduled for completion before 6/30/99.

Management has been reviewing all of the Bank's significant commercial loan relationships to determine how much Y2K risk may exist in the Bank's customer base. To the extent that such risk is identified, management will request such customers to develop their own compliance strategy and will require those customers to keep us informed of their progress. Management's current plans are to help the Bank's customers understand the risks involved, to share the Bank's strategies and to encourage those customers to satisfy their compliance requirements on time lines that are consistent with those of the Bank. The Bank's loan agreements and credit review processes have been modified to address this risk. The Bank's contingency plans for customers who fail to adequately address this risk may include but will not be limited to requiring such customers to pay off their loans.

As part of its normal business practices, the Company maintains contingency plans in the event of emergency situations, some of which could arise from Y2K related problems. The Company has formulated a detailed Y2K contingency plan which assesses several possible scenarios to which the Company may be required to react. However, the Company believes that it is not possible to know with complete certainty all Y2K problems that could affect the Company.

The most reasonable likely worst case Y2K scenario would be one in which electrical service or phone service is disrupted for an extended period of time. As noted above, the Company's computer hardware and software, its commercial customer risk and its third party vendors/supplier risk is progressing as planned. However, the Company cannot accurately predict how many failures related to the Y2K problem will occur with its suppliers, customers or other third parties or the severity, duration or financial consequences of such failures. As a result, it is possible the Company could suffer the following consequences:

     o A number of operational inconveniences and inefficiencies for the Company, its service providers or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities.

     o System malfunctions that may require significant efforts by the Company, its service providers or its customers to prevent or alleviate material business disruptions.

Even if the Company does not incur significant costs in connection with responding to Y2K issues, there can be no assurance that the failure or delay of the Company's customers, vendors or other third parties in addressing these issues or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

The foregoing are forward-looking statements reflecting management's current assessments and estimates with respect to the Company's Y2K compliance efforts and the impact of Y2K issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to, representations by the Company's vendors and customers, technological advances, economic considerations and consumer perceptions. The Y2K compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

The Company has also been subject to regulatory review of its overall Year 2000 Plan and will continue to be monitored by its regulators for its progress.

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


      ITEM 5.  OTHER INFORMATION

            None

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed herewith:

               Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMUNITY FIRST BANKING COMPANY


Date:       May 7, 1999            /s/ Gary D. Dorminey
                                  ----------------------
                                    Gary D. Dorminey
                                       President
                              (Principal Executive Officer)



Date:       May 7, 1999           /s/ C. Lynn Gable
                                 -------------------
                                  C. Lynn Gable
                              Chief Financial Officer
                          (Principal Financial Officer)