Form 10-Q
period 1999-06-30
COMMUNITY FIRST BANKING CO
filed 1999-08-06
CIK 1035903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 26, 1999, there were 3,282,054 shares issued and 2,599,860 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance Sheets as of June 30, 1999  (unaudited)  and December
          31, 1998

     Consolidated Statements of Earnings for the Three and Six Months Ended June
          30, 1999 and 1998 (unaudited)

     Consolidated  Statements  of  Comprehensive  Income  for the  Three and Six
          Months Ended June 30, 1999 and 1998 (unaudited)

     Consolidated  Statements  of Cash Flows for the Six  Months  Ended June 30.
          1999 and 1998 (unaudited)

     Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                         COMMUNITY FIRST BANKING COMPANY
                           Consolidated Balance Sheets
                            (In thousands of dollars)

                                                      June 30,    December 31,
                          Assets                         1999        1998
                                                     (unaudited)
Cash and due from banks ...........................     11,531      10,883
Interest-bearing deposits in financial institutions      3,857       3,553
Federal funds sold ................................      5,030      18,300
                                                      --------    --------
   Cash & cash equivalents ........................     20,418      32,736

Securities available for sale .....................     62,966      71,702
Securities held to maturity .......................        202         232
Other investments .................................      1,029       2,328
Mortgage loans held for sale ......................        521         199
Loans, net ........................................    271,425     264,855
Premises and equipment net ........................      7,844       8,160
Accrued interest receivable .......................      2,608       2,558
Other real estate and repossessions ...............        855       5,479
Other assets ......................................      5,240       3,737
                                                      --------    --------
Total assets ......................................    373,108     391,986
                                                      ========    ========

             Liabilities and Stockholders' Equity
Deposits:
  Demand ..........................................     18,646      13,611
  Interest-bearing demand .........................     54,187      52,644
  Savings .........................................     31,872      31,630
  Time ............................................    150,135     146,603
  Time, over $100,000 .............................     42,019      41,449
                                                      --------    --------
     Total deposits ...............................    296,859     285,937

Note payable and other borrowings .................     45,457      47,945
Subordinated debentures ...........................        900         900
Payable for branch sales ..........................         -       27,461
Accrued interest payable and other liabilities ....      2,925       3,619
                                                      --------    --------
     Total liabilities ............................    346,141     365,862
                                                      --------    --------
Stockholders' Equity:
 Convertible preferred stock, par value $.01,
   96,542 shares issued ...........................          1           1
 Common stock, $.01 par, 10,000,000 authorized,
   3,282,054 issued ...............................         33          33
 Additional paid in capital .......................     13,740      13,481
 Unearned ESOP shares and stock awards ............     (2,153)     (4,196)
 Retained earnings ................................     26,695      26,611
 Treasury stock at cost ...........................     (9,369)     (9,021)
 Accumulated other comprehensive income and (loss)      (1,980)       (785)
                                                      --------    --------
     Total stockholders' equity ...................     26,967      26,124
                                                      --------    --------

 Total liabilities & stockholders' equity .........    373,108     391,986
                                                       =======     =======

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                       Consolidated Statement of Earnings
                                  (Unaudited)
                 (In thousands of dollars - except per share data)

                                                               Three Months Ended        Six Months Ended
                                                                     June 30,                 June 30,
                                                                 1999       1998          1999       1998
                                                                 ----       ----          ----       ----
Interest income:
 Interest and fees on loans                                     6,322      6,485        12,574     13,090
 Interest-bearing deposits  and federal funds sold                131        268           310        632
 Interest and dividends on investment securities:
   U.S. Treasury                                                   44         45            89         90
   U.S. Govt. agency and mortgage-backed                          918      1,315         1,855      2,182
   State, county & municipals                                      29         29            58         59
   Other                                                           68         79           157        157
                                                             -------------------   -----------------------
     Total interest income                                      7,512      8,221        15,043     16,210
                                                             -------------------   -----------------------
Interest Expense:
 Interest on deposits:
   Demand                                                         281        356           553        710
   Savings                                                        163        295           328        595
   Time                                                         2,611      2,921         5,209      5,822
                                                             -------------------   -----------------------
                                                                3,055      3,572         6,090      7,127
                                                             -------------------   -----------------------
Interest on note payable and other borrowings                     711        678         1,668        942
                                                             -------------------   -----------------------
          Total interest expense                                3,766      4,250         7,758      8,069
                                                             -------------------   -----------------------
                                                             -------------------   -----------------------
           Net interest income                                  3,746      3,971         7,285      8,141
                                                             -------------------   -----------------------
Provision for loan losses                                         192        182           364        335
                                                             -------------------   -----------------------
          Net interest income after provision for loan losses   3,554      3,789         6,921      7,806
                                                             ---------------------------------------------
Noninterest income:
   Service charges on deposits                                    564        773         1,145      1,470
   Gain (Loss) on sales and calls of securities
     available for sale                                            46        452            46        503
   Insurance commissions                                          166        112           361        364
   Miscellaneous                                                  141        321           385        510
                                                             -------------------   -----------------------
          Total noninterest income                                917      1,658         1,937      2,847
                                                             -------------------   -----------------------
Noninterest expenses:
   Salaries and employee benefits                               1,574      1,901         3,127      3,751
   ESOP and MRP expense                                         1,973        825         2,343      1,250
   Occupancy and equipment                                        340        539           714      1,098
   Deposit insurance premiums                                      39         46            84         92
   Other operating                                                879      1,045         1,864      2,329
                                                             -------------------   -----------------------
         Total noninterest expense                              4,805      4,356         8,132      8,520
                                                             -------------------   -----------------------
         Earnings (loss) before income taxes                     (334)     1,091           726      2,133
Income tax expense (benefit)                                     (201)       355            96        690
                                                             -------------------   -----------------------
               Net earnings (loss)                               (133)       736           630      1,443
                                                             ===================   =======================
Basic earnings (loss) per share                                  (.05)       .19           .24        .36
Diluted earnings (loss) per share                                (.05)       .18           .23        .34
Dividends per common share                                       .115       .075          .225        .15

See Notes to Consolidated Financial Statements.

                       COMMUNITY FIRST BANKING COMPANY
                 Consolidated Statements of Comprehensive Income
                      (Unaudited - in thousands of dollars)
                                                                                     Three Months Ended         Six Months Ended
                                                                                         June 30,                   June 30,
                                                                                      1999        1998           1999       1998
Net earnings                                                                           (133)        736            630     1,443
                                                                                ------------------------   ----------------------
Other  comprehensive  income,  net of  income  taxes:
 Unrealized  gains (losses) on securities available for sale                         (1,569)     (1,300)        (1,974)      562
  Income tax on gains (losses)                                                         (596)       (442)          (750)      191
                                                                                ------------------------   ----------------------
    Unrealized gains (losses) arising during the period, net of tax                    (973)       (858)        (1,224)      371
                                                                                ------------------------   ----------------------
  Less: Reclassification adjustment for gains included in net earnings                   46         452             46       503
   Income tax on reclassification on adjustments                                         17         154             17       171
                                                                                ------------------------   ----------------------
    Reclassification adjustment for gains included in net earnings, net of tax           29         298             29       332
                                                                                ------------------------   ----------------------
     Other comprehensive income                                                        (944)       (560)        (1,195)       39
                                                                                ------------------------   ----------------------
COMPREHENSIVE INCOME                                                                 (1,077)        176           (565)    1,482
                                                                                ========================   ======================

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Cash Flows
                      (Unaudited - in thousands of dollars)
                                                                      Six Months Ended
                                                                          June 30,
                                                                    1999            1998
                                                                    ----            ----
                                                                        In thousands
Net earnings                                                          630          1,443
 Adjustments to reconcile net earnings to net cash
      provided by operating activities:
  Depreciation, amortization and accretion                            538            768
  Provision for loan losses                                           364            335
  Deferred income tax benefit                                         644
  Gain on calls and sales of securities available for sale            (46)          (503)
  Gain on sale of other real estate                                   (58)          (178)
  Loss (gain) on sales of premises and equipment, net                 (14)            27
  ESOP and MRP compensation expense                                 2,339          1,264
  Change in:
    Mortgage loans held for sale                                     (323)            80
    Accrued interest receivable                                       (51)          (432)
    Other assets                                                   (1,506)          (571)
    Accrued interest payable                                           (7)           528
    Other liabilities                                                (687)           154
                                                                -------------------------
       Net cash provided by operating activities                    1,823          2,915
                                                                -------------------------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale    8,284         16,301
  Proceeds from maturities of securities held to maturity              29            109
  Proceeds from maturities of securities available for sale         4,685
  Proceeds from sales of other investments                                           619
  Purchases of other investments                                   (1,075)            60
  Proceeds from sales of other investments                          1,210
  Purchases of securities available for sale                       (4,998)       (56,934)
  Net change in loans                                              (6,932)        15,770
  Proceeds from sale of real estate and repossessions               4,682            717
  Proceeds from sales of premises and equipment                        15             27
  Purchases of premises and equipment                                (120)          (738)
                                                                -------------------------
       Net cash provided by (used in) investing activities          5,780        (24,069)
                                                                -------------------------

Cash flows from financing activities:
  Net change in demand and savings deposits                         6,820          3,050
  Net change in time deposits                                       4,103         (3,082)
  Payment of FHLB advances                                        (24,238)        (1,088)
  Proceeds from  FHLB advances                                     24,000         40,000
  Change in payable for branch sales                              (27,461)
  Payment of note payable                                          (2,250)         5,000
  Treasury stock purchased                                           (348)       (25,397)
  Cash dividend paid                                                 (547)          (548)
                                                                -------------------------
      Net cash provided by (used in) financing activities         (19,921)        17,935
                                                                -------------------------
      Net change in cash and cash equivalents                     (12,318)        (3,219)

Cash and cash equivalents at beginning of year                     32,736         30,284
                                                                -------------------------
Cash and cash equivalents at quarter end                           20,418         27,065
                                                                =========================

                                                                    Six Months Ended
                                                                        June 30,
                                                                   1999            1998
                                                                   ----            ----
                                                                       In thousands
Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest                                                      7,766          7,540
     Income taxes                                                    400          1,250

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

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999. The accompanying consolidated financial statements and related notes of Community First Banking Company and subsidiary should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Earnings per common share calculations for the three and six month periods ended June 30, 1999 and 1998 are presented based on the net earnings for the three and six months divided by the weighted average number of shares outstanding, or 2,579,758 and 2,579,013 shares (three and six months ended June 30, 1999) and 3,795,864 and 3,955,122 shares (three and six months ended June 30, 1998). Diluted earnings per common share takes into account the effect of dilution from the assumed exercise of all outstanding stock options and awards. Diluted earnings per common share is calculated by dividing net earnings by the average number of common shares outstanding adjusted for the incremental shares resulting from the exercise of dilutive options during the period, or 2,802,126 and 4,064,438 shares for the three months ended June 30, 1999 and 1998 respectively, and 2,788,380 and 4,208,648 for the six months ended June 30, 1999 and 1998 respectively.


NOTE 4. DIVIDENDS DECLARED

On March 18, 1999 the Board of Directors of the Company approved a cash dividend of $.11 per share which was paid April 1, 1999 to stockholders of record on March 18, 1999. On June 17, 1999 the Board of Directors of the Company approved a cash diuidend of $.115 per share to be paid July 1, 1999 to stockholders of record on June 18, 1999.

NOTE 5. EMPLOYEE BENEFITS

On June 17 , 1999 the Compensation Committee of the Board of Directors of the Company voted to accelerate the vesting of the Management Recognition Plan (MRP) so that the Restricted Stock Awards be fully vested as of June 30, 1999. This resulted in a charge to compensation expense of $1.4 million and a reduction in unearned stock awards by the same amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

On June 30, 1999 the Company had total assets of $373.1 million compared to $392.0 million at December 31, 1998. This decrease in assets of $18.9 million or 4.8% is primarily due to a decrease in cash and cash equivalents of $12.3 million (37.6%); a decrease in available for sale securities of $9.9 million (13.8%); and a decrease in other real estate of $4.6 (84.4%) million. These decreases were partially offset by an increase in net loans of $6.6 million (2.5%).

The decrease in available for sale securities resulted from sales by the Bank of $7.2 million, maturities of $4.7 million, and a mark to market decrease in value of $1.9 million. The Company received a $1.1 million cash distribution in the form of a non-taxable return of capital on equity securities on June 25, 1999. These decreases were offset by purchases by the Bank of $5 million.

The increase in loans of $6.6 million (2.5%) is primarily the result of an increase in commercial loans of $11.2 million partially offset by a decrease in mortgage loans of $3.9 million, a decrease in credit card loans of $.5 million and an increase in the loan loss reserve of $.2 million.

Other real estate and repossessions decreased primarily from the sale of a parcel of undeveloped land on April 30, 1999. The sales price was approximately $4.4 million and no gain or loss was recognized on the sale.

Other assets increased $1.5 million primarily from an increase in deferred tax asset ($733,000) resulting from an increase in the unrealized loss on available for sale securities, and an increase in receivables ($475,000) due from the sale of three Wal*Mart branches on December 31, 1998. This receivable was funded to the Bank on July 2, 1999.

Total deposit liabilities increased $10.9 million (3.8%) from December 31, 1998 to June 30, 1999. Certificate of deposits increased $4.1 million (2.2%) while demand deposits and savings increased $6.8 million (9.9%). These increases resulted primarily from offering a new certificate of deposit product, and increased marketing efforts of demand deposit accounts through increased advertising and employee incentives.

Note payable and other borrowings decreased $2.5 million during the period December 31, 1998 to June 30, 1999. On January 4, 1999 the Bank borrowed $24 million from the FHLB on a daily rate credit to help fund the payable for the sale of the Wal*Mart branches that was effective December 31, 1998. The Bank repaid $10 million to the FHLB during the first quarter of 1999 and repaid the remaining $14 million, of the $24 million credit borrowed on January 4, 1999, during the three months ended June 30, 1999. The Company paid $2.3 million on the line of credit owed to another financial institution during the six months ended June 30, 1999.

Stockholders equity increased $843,000 during the six months ended June 30, 1999. Additional paid in capital increased $259,000 from the market value adjustment of the ESOP shares committed to be released. Amortization of unearned ESOP shares and MRP awards increased equity by $2.0 million during the six months ended June 30, 1999. On June 17 , 1999 the Compensation Committee (the Committee) of the Board of Directors of the Company voted to accelerate the vesting of the Management Recognition Plan (MRP) so that the Restricted Stock Awards be fully vested as of June 30, 1999. This resulted in a charge to compensation expense of $1.4 million and a reduction in unearned stock awards by the same amount. The Committee believes that continued compensation expense charges against the Company's earnings over the vesting period of the MRP negatively affects the value of the common stock and the acceleration of the vesting will improve the future financial position of the Company. Retained earnings increased $84,000 from earnings of $630,000 less dividends paid of $546,000. Treasury stock increased $348,000 from the purchase of 17,418 shares at an average price of $19.98 per share during the six months ended June 30, 1999. Accumulated other comprehensive loss increased $1.2 million as the result of the market value adjustment of available for sale securities caused by a rising interest rate environment.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

GENERAL. The Company had a net loss of $133,000 for the three months ended June 30, 1999, a decrease of $869,000 over the $736,000 earned in the same three months in 1998. This decrease is primarily the result of the recognition of the remaining unamortized MRP expense ($1.4 million) in the quarter ended June 30, 1999. The MRP shares were originally to vest at a rate of five percent (5%) per quarter beginning with the quarter ended March 31, 1998. The Compensation Committee of the Company believes that acceleration of the vesting of the MRP shares will improve the future financial position of the Company and will not affect the Company's ability to retain the services of the employees and directors who received the awards. Had the additional MRP expense not been recognized in the quarter ended June 30, 1999 the quarterly earnings would have been $763,000. This would have been an increase of $27,000 (3.7%) over the same three months in 1998.

NET INTEREST INCOME. Net interest income for the three months ended June 30, 1999 decreased $225,000 or 5.7% compared to the same three-month period in 1998. Total interest income decreased $709,000 or 8.6%, while interest expense decreased $484,000 or 11.4%. The decrease in earnings on interest bearing assets was caused by lower average interest earning assets which decreased by $42.3 million for the three month ended June 30, 1999 compared to the same three months average in 1998. Interest bearing liabilities decreased $20.6 million in three months ended June 30, 1999 compared to the same three months in 1998.

The loan portfolio mix continues to move away from residential mortgage loans and into higher yielding commercial loans. The average balance of loans by type for the second quarters of 1999 and 1998 were as follows:

                                    Average Balances
                                   Three Months Ended
                                        June 30,
                                    1999       1998
                                    ----       ----
                                    (In thousands)
Mortgage loans                   113,040      115,189
Consumer loans                    54,275       61,508
Credit card loans                  3,145        3,718
Commercial loans                 101,859       92,247
                                 -------      -------
                                 272,319      272,662
                                 =======      =======

Interest and fee income on loans decreased $163,000 or 2.5% in the second quarter of 1999 compared to the same quarter in 1998, while the average balance of loans decreased $2.9 million or 1.06%. Interest income on federal funds sold and interest bearing deposits decreased $137,000 or 51.1% for the three months ended June 30, 1999 compared to the same three months of 1998. This decrease in income on fed funds and deposits resulted from use of funds not needed for liquidity being applied to reduce debt of the Bank and Company.

The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The net interest rate spread for the quarters ended June 30, 1999 and 1998 was 4.02% and 3.52% respectively. This 50 basis point increase in the spread resulted primarily from the lower rates paid on all deposits. This was offset by a decrease in rates earned on interest bearing assets. Average yields paid on total funding sources decreased by 29 basis points for the quarter ended June 30, 1999 compared to the same quarter in 1998, and average rates earned on interest bearing assets increased by 21 basis points.

The following table presents average balances and associated rates earned and paid for all interest earning assets and interest bearing liabilities for the three months ended June 30, 1999 and 1998. (dollars in thousands)

                                              Quarter ended June 30, 1999              Quarter ended June 30, 1998
                                          Average       Interest  Effective        Average       Interest    Effective
                                          Balance         Yield      Rate          Balance         Yield        Rate
Loans Net                                  266,952        6,322       9.50%         269,818        6,485          9.64%
Interest Bearing Deposits & FF Sold         10,318          131       5.09%          19,037          268          5.65%
Securities                                  71,082        1,059       5.98%         101,783        1,468          5.78%
----------------------------------------------------------------------------    ----------------------------------------
                                           348,352        7,512       8.65%         390,638        8,221          8.44%
----------------------------------------------------------------------------    ----------------------------------------
Demand Deposits                             52,117          281       2.16%          56,382          356          2.53%
Savings                                     32,045          163       2.04%          38,998          295          3.03%
Certificates of Deposit                    192,469        2,611       5.44%         204,154        2,921          5.74%
Borrowings                                  49,542          711       5.76%          47,192          678          5.76%
----------------------------------------------------------------------------    ----------------------------------------
                                           326,173        3,766       4.63%         346,726        4,250          4.92%
----------------------------------------------------------------------------    ----------------------------------------
Net interest income & spread                              3,746       4.02%                        3,971          3.52%

PROVISION FOR LOAN LOSSES. The provision for loan losses was $192,000 for the three months ended June 30, 1999 compared to $182,000 for the three months ended June 30, 1998. At June 30, 1999, the loan loss reserve was $3.1 million or 1.1% of total loans compared to $2.8 million or 1.0% of total loans at June 30, 1998. Management deemed the allowance for loan losses adequate at June 30, 1999.

NONPERFORMING ASSETS AND PAST DUE LOANS. Nonperforming assets, comprised of non-accrual loans (loans on which payments are more than 90 days past due) and other real estate owned totaled $2.1 million or .5% of total assets at June 30, 1999, and $6.9 million or 1.7% of total assets at June 30, 1998. On April 30, 1999, the sale of a large parcel of undeveloped land, formerly recorded as other real estate, was completed. The sales price was approximately $4.4 million and no gain or loss was recorded on the sale.

OTHER INCOME. Total noninterest income decreased $741,000, or 44.7%, for the three months ended June 30, 1999 versus the same three months in 1998. Service charges on deposits decreased $209,000 or 27.0% for the second quarter of 1999 verses the same period in 1998 primarily because of the reduction in demand deposit accounts related to the sale of three Wal*Mart branches on December 31, 1998. Gains on sales of securities available for sale decreased by $406,000 for the three months ended June 30, 1999 compared to the same three months in 1998. The securities sold in the three months ended June 30, 1998 were sales of equity securities with gains totaling $452,000 which were owned by the Company and sold to help fund the purchase of a block of 238,700 shares of the Company's common stock on June 2, 1998. The gains on sale of securities available for sale in the same three months of 1999 were gains recognized on securities sold to shorten the securities portfolio maturity and increase yields by purchasing new higher yielding investments. Income from insurance commissions increased $54,000 or 54% for the three months ended June 30, 1999 versus the same three months in 1998. The increase in insurance commissions results primarily from the insurance subsidary of the Bank. Miscellaneous income decreased $180,000 for the quarter ended June 30, 1999 compared to the same three months in 1998 primarily because the recognition of the gain on sale of other real estate owned totaling $172,000 in the three months ended June 30, 1998. There were no gains on sale of real estate in the same three months of 1999.

NONINTEREST EXPENSES. Total noninterest expenses increased $449,000 or 10.3% for the three months ended June 30, 1999 as compared to the same three months in 1998. This increase was primarily the result of the MRP shares being fully vested at June 30, 1999 and the related expense recorded in the second quarter of 1999. During the three months ended June 30, 1998 the Company allocated 17,586 shares of stock to the employee ESOP accounts rather than the normal 9,654 shares per quarter. This caused ESOP expense in the second quarter of 1998 to be increased by $371,000 above what it would have been for the quarter had the normal allocation shares been allocated. Salaries, occupancy and other operating expense were lower for the three months ended June 30, 1999 compared to the same three months of 1998 because of the sale of three Wal*Mart branches on December 31, 1998 in addition to the continuation of cost saving measures initiated during 1998.

INCOME TAXES. Income tax benefit for the quarter ended June 30, 1999 was $201,000 on a pretax loss of $334,000. This large benefit results from a marginal federal and state tax rate of 37.96% being used by the parent which recorded the MRP expense during the three months ended June 30, 1999. The Bank uses a combined rate of 34% applied to financial income adjusted for any permanent differences between financial and taxable income. The Bank generates state business license and occupation tax credits against state income tax. The bank currently has business and occupation tax carry forward credits so that no state taxes are due for the current year so no amount is added to the 34% federal tax rate for the Bank.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

GENERAL. Net earnings totaled $630,000 for the six months ended June 30, 1999, a decrease of 56.3% from the $1.4 million earned in the same six-month period in 1998. This decrease is primarily the result of the recognition of the remaining unamortized MRP expense ($1.4 million) at June 30, 1999 which was discussed in the results of operations for the three months ended June 30. Net interest income decreased $885,000 or 11.3%. Non-interest income decreased $910,000 or 32.0% and non-interest expense decreased $388,000 or 4.6%. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Total interest income decreased $1.2 million or 7.2%, and total interest expense decreased $311,000 or 3.9% for the six months ended June 30, 1999 compared to the same six months in 1998. The following is a rate volume analysis for the six months ended June 30, 1999 and 1998 showing the average balances, yields and variances caused by volume and yields.

                                                                                               Six Months Ended June 30, 1999
                                                                                             Compared To Same Six Months in 1998
                            Six Months ended June 30, 1999   Six Months ended June 30, 1998  Increase (Decrease) due to change in
                              Average  Interest Effective     Average   Interest   Effective   Volume      Rate         Total
                              Balance    Yield    Rate        Balance     Yield       Rate                             Variance
Loans Net                     269,321   12,574    9.41%       273,865     13,090      9.64%      (217)      (299)        (516)
Interest Bearing Deposits      12,266      310    5.10%        22,137        632      5.76%      (282)       (40)        (322)
Securities                     72,840    2,159    5.98%        83,634      2,488      6.00%      (321)        (8)        (329)
---------------------------------------------------------  ---------------------------------  --------------------------------
                              354,427   15,043    8.56%       379,636     16,210      8.61%    (1,076)       (91)      (1,167)
---------------------------------------------------------  ---------------------------------  --------------------------------
Demand Deposits                51,562      553    2.16%        55,144        710      2.60%       (46)      (111)        (157)
Savings                        32,081      328    2.06%        39,007        595      3.08%      (106)      (161)        (267)
Certificates of Deposit       191,030    5,209    5.50%       204,649      5,822      5.74%      (387)      (226)        (613)
Borrowings                     59,687    1,668    5.64%        32,969        942      5.76%       763        (37)         726
---------------------------------------------------------  ---------------------------------  --------------------------------
                              334,360    7,758    4.68%       331,769      8,069      4.90%        63       (374)        (311)
---------------------------------------------------------  ---------------------------------  --------------------------------
Net interest income & spread             7,285    3.88%                    8,141      3.71%
                                                                                            Change In Net Interest Income(856)

PROVISION FOR LOAN LOSSES. The provision for loan losses was $364,000 for the six months ended June 30, 1999 compared to $335,000 for the six months ended June 30, 1998. This increase has been deemed appropriate by management to reflect the higher risk associated with the change in loan portfolio mix to a higher percentage of commercial loans as previously discussed.

OTHER INCOME. Total noninterest income decreased $910,000, or 32.0%, for the six months ended June 30, 1999 versus the same six months in 1998. Service charges on deposits decreased $325,000 or 22.1% primarily, as a result of the sale of the three Wal*Mart branches on December 31, 1998. Gains on sales of securities were lower in the six months ended June 30, 1999 compared to the same six months in 1998. These gains were discussed in the results operations for the three months ended June 30, 1999. Miscellaneous income decreased $125,000 or 24.5% primarily from less gains recognized on sales of real estate for the six months end June 30, 1999 compared to the same six months in 1998. Gains on sales of real estate totaled $184,000 for the six months ended June 30, 1998 and $68,000 for the same period in 1999.

NONINTEREST EXPENSES. Total noninterest expense decreased $388,000 or 4.6% for the six months ended June 30, 1999 as compared to the same six months in 1998. This decrease is primarily the result of reduced expenses caused by the sale of three Wal*Mart branches on December 31, 1998 and a reduction in ESOP expense for the six months ended June 30, 1999, as discussed in the results of operations for the three months ended June 30, 1999. The reduction of expenses associated with the sale of the Wal*Mart branches and lower ESOP expense in the six months ended June 30, 1999 were partially offset by the increase in MRP expense ($1.4 million) discussed in the results of operations for the three months ended June 30, 1999 above. Salaries and employee benefits decreased $624,000 (16.6%)and occupancy and equipment expense decreased $384,000 (35.0%) for the six months ended June 30, 1999 compared to the same period in 1998. These decreases relate to the Wal*Mart branch sales. Other expenses decreased $465,000 (20.0%) for the six months ended June 30, 1999 compared to the same period in 1998. This decrease in other expenses was caused primarily by the reduction of real estate owned and the costs associated with carrying these non-earnng assets and the sale of the Wal*Mart branches.

INCOME TAXES. Income tax expense for the six months ended June 30, 1999 was $96,000 or 13.2% of income before tax and $690,000 or 32.3% of income before tax for the same six month period in 1998. The difference between these rates and the statutory rate is the result of interest income on tax exempt securities and the dividend received deduction on some preferred stock dividends. Because the income from these permanent differences between book and tax income is such a high percentage of the total income (because of the recognition of the MRP expense in June of 1999) the tax as a percent of pretax income is low compared to statutory rates. The fact that the Bank has state tax credit carry forwards (as discussed in the results of operations for the three months ended June 30, 1999) also contributes to a lower income tax rate as a percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES. The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments  and  maturities  of  outstanding  loans,  maturities  of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Atlanta. At June 30, 1999, the Bank had outstanding advances from the FHLB of Atlanta in the amount of $42.7 million. Such advances were used in the Bank's normal operations and investing activities.

As of June 30, 1999 the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 1999, the Bank's total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios amounted to 11.4%, 10.3% and 7.84, respectively, compared to regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.

YEAR 2000 ISSUES. The Company continues to review the many areas affected by the Year 2000 computer issue. The Year 2000 Plan (Plan) tasks, approved by the Board of Directors, which addresses whether our computer, communications and other operating systems will operate accurately after December 31, 1999 are substantially complete. The Plan addressed internal and external interfaces with third party computer systems that communicate with our system as well as other risks associated with the date change. A committee, chaired by a member of senior management, has monitored compliance with the Plan.

The Federal Financial Institutions Examination Council (FFIEC) established key milestones for completion of Year 2000 testing and implementation. The Company's status toward meeting those milestones are as follows:

     06/30/98 Institutions should complete the development of written testing strategies and plans. 100% COMPLETE

     09/01/98 Testing of internal mission-critical systems should have started. 100% COMPLETE

     12/31/98 Testing of internal mission-critical systems should be substantially complete. Service providers should be ready to test with customers. 100% COMPLETE (Service providers have completed proxy testing of mission critical systems)

     03/31/99 Testing with service providers should be substantially complete. Testing with other third parties should be underway. 100% COMPLETE

     06/30/99 Testing and implementation of all mission-critical systems should be complete. 100% COMPLETE

The original budget for expenses associated with Year 2000 upgrades and implementation has remained feasible. All mission critical hardware and software necessary to bring the Company into Y2K compliance has been purchased and tested. All of this equipment has been installed.

Management continues the review of all of the Bank's significant commercial loan relationships to determine how much Y2K risk may exist in the Bank's customer base. To the extent that such risk is identified, management will request such customers to develop their own compliance strategy and will require those customers to keep us informed of their progress. Management's current plans are to help the Bank's customers understand the risks involved, to share the Bank's strategies and to encourage those customers to satisfy their compliance requirements on time lines that are consistent with those of the Bank. The Bank's loan agreements and credit review processes have been modified to address this risk. The Bank's contingency plans for customers who fail to adequately address this risk may include but will not be limited to requiring such customers to pay off their loans. The risk evaluation of these larger credits has been reported to the Board of Directors and the Asset Review Committee.

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

The most reasonable likely worst case Y2K scenario would be one in which electrical service or phone service is disrupted for an extended period of time. As noted above, the Company's computer hardware and software, its commercial customer risk and its third party vendors/supplier risk evaluation is progressing as planned. However, the Company cannot accurately predict how many failures related to the Y2K problem will occur with its suppliers, customers or other third parties or the severity, duration or financial consequences of such failures. As a result, it is possible the Company could suffer the following consequences:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change for the three and six months ended June 30, 1999 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in the Form 10-K for the fiscal year ended December 31, 1998.



PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

            None.

      ITEM 2.  CHANGES IN SECURITIES

            None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               (a) Annual meeting of shareholders was held on April 29, 1999.

               (b) Matters voted upon at the Annual Meeting on April 29, 1999 included the following items and the number of votes cast included:
                                                              Votes
                 Election of Class I Directors   Votes For   Withheld

                    T. E. Reeve, Jr.            2,318,824    2,970
                    Michael P. Steed            2,318,394    3,400
                    Thomas S. Upchurch          2,318,994    2,800

                 Directors not up for re-election and continuing in office:

                    T. Aubrey Silvey
                    Gary D. Dorminey
                    Anna L. Berry
                    Gary M. Bullock
                    Jerry L. Clayton
                    Dean B. Talley

                                                        Votes
                 Ratification of Auditor    Votes For  Against   Abstentions

                  Porter Keadle Moore, LLP  2,312,666   3,112       6,016

               There were no broker non-votes, as no discretionary issues were presented for approval.



      ITEM 5.  OTHER INFORMATION

               Pursuant to Rule 14a-4(c)(1) promulated under the Securities Exchange Act of 1934, as amended, shareholders desiring to present a proposal for consideration at the Company's 2000 Annual Meeting of Shareholders must notify the Company in writing at its principal office, 110 Dixie Street, Carrollton, Georgia 30117, attn: Corporate Secretary, of the contents of such proposal no later than February 9, 2000. Failure to timely submit such a proposal will enable the proxies appointed by management to exercise their discretionary voting authority when the proposal is raised at the Annual Meeting of Shareholders without any discussion of the matter in the proxy statement.

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