Form 10-Q/A
period 1999-06-30
COMMUNITY FIRST BANKING CO
filed 1999-08-06
CIK 1035903

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

                                        COMMUNITY FIRST BANKING COMPANY


Date:       August 6, 1999         /s/ Gary D. Dorminey
                                  ----------------------
                                    Gary D. Dorminey
                                       President
                              (Principal Executive Officer)



Date:       August 6, 1999        /s/ C. Lynn Gable
                                 -------------------
                                  C. Lynn Gable
                              Chief Financial Officer
                          (Principal Financial Officer)