Form 10-Q
period 1999-09-30
COMMUNITY FIRST BANKING CO
filed 1999-11-12
CIK 1035903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 1999, there were 3,282,054 shares issued and 2,614,462 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance  Sheets as of  September  30,  1999  (unaudited)  and
          December 31, 1998

     Consolidated  Statements  of Earnings  for the Three and Nine Months  Ended
          September 30, 1999 and 1998 (unaudited)

     Consolidated  Statements  of  Comprehensive  Income  for the Three and Nine
          Months Ended September 30, 1999 and 1998 (unaudited)

     Consolidated  Statements of Cash Flows for the Nine Months Ended  September
          30, 1999 and 1998 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                         COMMUNITY FIRST BANKING COMPANY
                           Consolidated Balance Sheets
                            (In thousands of dollars)

                                                                September 30,  December 31,
                            Assets                                   1999          1998
                                                                 (unaudited)
Cash and due from banks ..........................................      8,133      10,883
Interest-bearing deposits in financial institutions ..............        777       3,553
Federal funds sold ...............................................      4,720      18,300
                                                                       ------      ------
   Cash & cash equivalents .......................................     13,630      32,736

Securities available for sale ....................................     67,222      71,702
Securities held to maturity ......................................        189         232
Other investments ................................................      3,038       2,328
Mortgage loans held for sale .....................................         59         199
Loans, net .......................................................    283,544     264,855
Premises and equipment net .......................................      7,561       8,160
Accrued interest receivable ......................................      2,833       2,558
Other real estate and repossessions ..............................        582       5,479
Other assets .....................................................      5,123       3,737
                                                                       ------      ------
   Total assets ..................................................    383,781     391,986
                                                                      =======     =======

                Liabilities and Stockholders' Equity
Deposits:
  Demand .........................................................     15,210      13,611
  Interest-bearing demand ........................................     56,468      52,644
  Savings ........................................................     31,005      31,630
  Time ...........................................................    148,928     146,603
  Time, over $100,000 ............................................     42,863      41,449
                                                                       ------      ------
     Total deposits ..............................................    294,474     285,937

Note payable and other borrowings ................................     58,392      47,945
Subordinated debentures ..........................................       --           900
Payable for branch sales..........................................       --        27,461
Accrued interest payable and other liabilities ...................      3,751       3,619
                                                                       ------      ------
     Total liabilities ...........................................    356,617     365,862

Stockholders' Equity:
 Convertible preferred stock, par value $.01, 96,542 shares issued          1           1
 Common stock, $.01 par, 10,000,000 authorized, 3,282,054 issued .         33          33
 Additional paid in capital ......................................     13,776      13,481
 Unearned ESOP shares and stock awards ...........................     (1,956)     (4,196)
 Retained earnings ...............................................     27,308      26,611
 Treasury stock at cost ..........................................     (9,369)     (9,021)
 Accumulated other comprehensive income and (loss) ...............     (2,629)       (785)
                                                                       ------      ------
     Total stockholders' equity ..................................     27,164      26,124

  Total liabilities & stockholders' equity .......................    383,781     391,986
                                                                      =======     =======

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                       Consolidated Statement of Earnings
                                  (Unaudited)
                 (In thousands of dollars - except per share data)

                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30,          September 30,
                                                                     1999      1998         1999     1998
Interest income:
 Interest and fees on loans ......................................    6,387    6,480       18,960   19,570
 Interest-bearing deposits  and federal funds sold ...............       93      419          404    1,051
 Interest and dividends on investment securities:
   U.S. Treasury .................................................     --         45           89      134
   U.S. Govt. agency and mortgage-backed .........................    1,035    1,106        2,890    3,288
   State, county & municipals ....................................        1       29           60       88
   Other .........................................................       70       93          228      250
                                                                      -----    -----       ------   ------
     Total interest income .......................................    7,586    8,172       22,631   24,381

Interest Expense:
 Interest on deposits:
   Demand ........................................................      302      399          855    1,109
   Savings .......................................................      163      250          491      844
   Time ..........................................................    2,578    2,951        7,788    8,772
                                                                      -----    -----       ------   ------
                                                                      3,043    3,600        9,134   10,725
Interest on note payable and other borrowings ....................      747      758        2,415    1,700
                                                                      -----    -----       ------   ------
          Total interest expense .................................    3,790    4,358       11,549   12,425
                                                                      -----    -----       ------   ------
           Net interest income ...................................    3,796    3,814       11,082   11,956
                                                                      -----    -----       ------   ------
Provision for loan losses ........................................      237      226          602      561
                                                                      -----    -----       ------   ------
          Net interest income after provision for loan losses ....    3,559    3,588       10,480   11,395

Noninterest income:
   Service charges on deposits ...................................      556      810        1,702    2,280
   Gain (Loss) on calls and sales of securities available for sale     --        162           46      665
   Insurance commissions .........................................      176      134          537      498
   Miscellaneous .................................................      166      221          550      731
                                                                      -----    -----       ------   ------
          Total noninterest income ...............................      898    1,327        2,835    4,174

Noninterest expenses:
   Salaries and employee benefits ................................    1,566    1,704        4,693    5,178
   ESOP and MRP expense ..........................................      379      525        2,721    2,053
   Occupancy and equipment .......................................      321      548        1,035    1,647
   Deposit insurance premiums ....................................       40       45          124      137
   Other operating ...............................................      861    1,011        2,725    3,340
                                                                      -----    -----       ------   ------
         Total noninterest expense ...............................    3,167    3,833       11,298   12,355
                                                                      -----    -----       ------   ------
         Earnings before income taxes ............................    1,290    1,082        2,017    3,214
Income tax expense ...............................................      397      339          493    1,028
                                                                      -----    -----       ------   ------
               Net earnings ......................................      893      743        1,524    2,186
                                                                      =====    =====        =====    =====

Basic earnings per common share ..................................     0.34     0.23         0.59     0.59
Diluted earnings per common share ................................     0.32     0.22         0.55     0.55
Dividends per common share .......................................    0.115     0.09         0.34     0.24

See Notes to Consolidated Financial Statements.

                       COMMUNITY FIRST BANKING COMPANY
                 Consolidated Statements of Comprehensive Income
                      (Unaudited - in thousands of dollars)

                                                                                Three Months Ended      Nine Months Ended
                                                                                   September 30,           September 30,
                                                                                   1999      1998          1999     1998
Net earnings .................................................................      893       743        1,524     2,186
                                                                                 -------   -------      -------   -------
Other  comprehensive  income,  net of  income  taxes:
 Unrealized  gains (losses) on securities available for sale .................   (1,046)   (1,935)      (3,020)   (1,877)
  Income tax on gains (losses) ...............................................     (397)     (658)      (1,147)     (638)
                                                                                 -------   -------      -------   -------
    Unrealized gains (losses) arising during the period, net of tax ..........     (649)   (1,277)      (1,873)   (1,239)

  Less: Reclassification adjustment for gains included in net earnings .......     --         162           46       665
   Income tax on reclassification on adjustments .............................     --          55           17       226
                                                                                 -------   -------      -------   -------
    Reclassification adjustment for gains included in net earnings, net of tax     --         107           29       439
                                                                                 -------   -------      -------   -------
     Other comprehensive income ..............................................     (649)   (1,384)      (1,844)   (1,678)
                                                                                 -------   -------      -------   -------
COMPREHENSIVE INCOME .........................................................      244      (641)        (320)      508
                                                                                 =======   =======      =======   =======

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Cash Flows
                      (Unaudited - in thousands of dollars)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                          1999       1998
                                                                                            In thousands
Net earnings .......................................................................     1,524      2,186
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation, amortization and accretion .........................................       726        973
  Provision for loan losses ........................................................       602        561
  Deferred income tax benefit ......................................................     1,130       --
  Gain on calls and sales of securities available for sale .........................       (46)      (665)
  Gain on sale of other real estate ................................................       (87)      (209)
  Loss (gain) on sales of premises and equipment, net ..............................       (14)        23
  ESOP and MRP compensation expense ................................................     2,721      2,045
  Change in:
    Mortgage loans held for sale ...................................................       140        615
    Accrued interest receivable ....................................................      (275)       243
    Other assets ...................................................................    (1,386)      (425)
    Accrued interest payable .......................................................       101      1,057
    Other liabilities ..............................................................        31        233
                                                                                        -------     ------
       Net cash provided by (used in) operating activities .........................     5,167      6,637
                                                                                        -------     ------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale ...................     8,284     46,494
  Proceeds from maturities of securities held to maturity ..........................        41      3,078
  Proceeds from maturities of securities available for sale ........................     6,055       --
  Purchases of other investments ...................................................    (1,920)       (60)
  Proceeds from sales of other investments .........................................     1,210        974
  Purchases of securities available for sale .......................................   (13,052)   (69,071)
  Net change in loans ..............................................................   (19,291)    20,745
  Proceeds from sale of real estate and repossessions ..............................     4,984      1,332
  Proceeds from sales of premises and equipment ....................................        90         30
  Purchases of premises and equipment ..............................................      (121)    (1,003)
                                                                                        -------     ------
       Net cash provided by (used in) investing activities .........................   (13,720)     2,519
                                                                                        -------     ------

Cash flows from financing activities:
  Net change in demand and savings deposits ........................................     4,798      2,282
  Net change in time deposits ......................................................     3,739     (1,857)
  Payment of FHLB advances .........................................................   (26,303)    (1,153)
  Proceeds from  FHLB advances .....................................................    41,000     40,000
  Change in payable for branch sales ...............................................   (27,461)      --
  Payment of note payable ..........................................................    (4,250)     5,000
  Payment of subordinated debentures ...............................................      (900)      --
  Treasury stock purchased .........................................................      (348)   (39,219)
  Cash dividend paid ...............................................................      (828)      (801)
                                                                                        -------     ------
      Net cash provided by financing activities ....................................   (10,553)     4,252
                                                                                        -------     ------

      Net change in cash and cash equivalents ......................................   (19,106)    13,408
                                                                                        -------     ------
Cash and cash equivalents at beginning of year .....................................    32,736     30,284
                                                                                        -------     ------
Cash and cash equivalents at quarter end ...........................................    13,630     43,692
                                                                                        =======    =======
Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest                                                                           11,448     11,369
     Income taxes                                                                          400      1,250

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

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1999. The accompanying consolidated financial statements and related notes of Community First Banking Company and subsidiary should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Earnings per common share calculations for the three and nine month periods ended September 30, 1999 and 1998 are presented based on the net earnings for the three and nine months divided by the weighted average number of shares outstanding, or 2,599,860 and 2,586,442 shares (three and nine months ended September 30, 1999) and 3,206,166 and 3,700,872 shares (three and nine months ended September 30, 1998). Diluted earnings per common share takes into account the effect of dilution from the assumed exercise of all outstanding stock options and awards. Diluted earnings per common share is calculated by dividing net earnings by the average number of common shares outstanding adjusted for the incremental shares resulting from the exercise of dilutive options during the period, or 2,792,944 and 3,430,931 shares for the three months ended September 30, 1999 and 1998 respectively, and 2,784,643 and 3,945,215 for the nine months ended September 30, 1999 and 1998 respectively.


NOTE 4. DIVIDENDS DECLARED

On March 18, 1999 the Board of Directors of the Company approved a cash dividend of $.11 per share which was paid April 1, 1999 to stockholders of record on March 18, 1999. On June 17, 1999 the Board of Directors of the Company approved a cash diuidend of $.115 per share to be paid July 1, 1999 to stockholders of record on June 18, 1999. On September 16, 1999 the Board of Directors of the Company approved a cash diuidend of $.115 per share to be paid October 1, 1999 to stockholders of record on September 17, 1999.


NOTE 5. EMPLOYEE BENEFITS

On June 17 , 1999 the Compensation Committee of the Board of Directors of the Company voted to accelerate the vesting of the Management Recognition Plan (MRP) so that the Restricted Stock Awards be fully vested as of June 30, 1999. This resulted in a charge to compensation expense of $1.4 million and a reduction in unearned stock awards of the same amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

On September 30, 1999 the Company had total assets of $383.8 million compared to $392.0 million at December 31, 1998. This decrease in assets of $8.2 million or 2.1% is primarily due to a decrease in cash and cash equivalents of $19.1 million (58.4%); a decrease in available for sale securities of $4.5 million (6.2%); and a decrease in other real estate of $4.9 million (89.4%). These decreases were partially offset by an increase in net loans of $18.7 million (7.1%).

The decrease in available for sale securities resulted from sales by the Bank of $7.1 million, maturities and amortization of premiums of $6.3 million, and a mark to market decrease in value of $3.0 million. The Company received a $1.1 million cash distribution in the form of a non-taxable return of capital on equity securities on June 25, 1999. These decreases were offset by purchases by the Bank of $13.0 million.

The increase in loans of $18.7 million (7.1%) is primarily the result of an increase in commercial loans of $24.0 million. This increase was partially offset by a decrease in mortgage loans of $1.3 million, a decrease in consumer and credit card loans of $3.8 million and an increase in the loan loss reserve of $.2 million.

Other real estate and repossessions decreased primarily from the sale of a parcel of undeveloped land on April 30, 1999 for $4.4 million and the sale of a single family residence on September 22, 1999 for $298,000. No gain or loss was recognized on either sale.

Other assets increased $1.4 million primarily from an increase in deferred tax asset ($1.1 million) resulting from an increase in the unrealized loss on available for sale securities.

Total deposit liabilities increased $8.5 million (3.0%) from December 31, 1998 to September 30, 1999. Certificate of deposits increased $3.7 million (2.0%) while demand deposits and savings increased $4.8 million (4.9%). These increases resulted primarily from offering a new certificate of deposit product, and increased marketing efforts of demand deposit accounts through increased advertising and employee incentives.

Note payable and other borrowings increased $10.4 million during the period December 31, 1998 to September 30, 1999. On January 4, 1999 the Bank borrowed $24 million from the FHLB on a daily rate credit to help fund the payable for the sale of the Wal*Mart branches that was effective December 31, 1998. The Bank repaid $10 million to the FHLB during the first quarter of 1999 and repaid the remaining $14 million, of the $24 million credit borrowed on January 4, 1999, during the three months ended June 30, 1999. During the three months ended September 30, 1999 the bank borrowed $15 million from the FHLB Atlanta of daily rate credit loans. On September 28, 1999 the bank converted $10 million of daily rate credit to fixed rate credit with a two year maturity. The Company paid $4.3 million on the line of credit owed to another financial institution during the nine months ended September 30, 1999.

Stockholders equity increased $1.0 million during the nine months ended September 30, 1999. Additional paid in capital increased $295,000 from the market value adjustment of the ESOP shares committed to be released. Amortization of unearned ESOP shares and MRP awards increased equity by $2.2 million during the nine months ended September 30, 1999. As discussed in NOTE 5 of the financial statements, the MRP plan became fully vested on June 30, 1999 resulting in an increase in equity by reducing unearned stock awards by $1.4 million. The Company's Compensation Committee believes that continued compensation expense charges against the Company's earnings over the vesting period of the MRP negatively affects the value of the common stock and the acceleration of the vesting will improve the future financial position of the Company. Retained earnings increased $697,000 from earnings of $1.5 million less dividends paid of $828,000. Treasury stock increased $348,000 from the purchase of 17,418 shares at an average price of $19.98 per share during January 1999. Accumulated other comprehensive loss increased $1.8 million as the result of the market value adjustment of available for sale securities caused by a rising interest rate environment.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL. The Company had a net income of $893,000 for the three months ended September 30, 1999, an increase of $150,000 over the $743,000 earned in the same three months in 1998. This increase in income resulted primarily from lower non-interest expenses that were caused by the sale of three Wal*Mart branches on December 31, 1998.

NET INTEREST INCOME. Net interest income for the three months ended September 30, 1999 decreased $18,000 or 0.5% compared to the same three-month period in 1998. Total interest income decreased $586,000 or 7.2%, while interest expense decreased $568,000 or 13.0%.

The decrease in earnings on interest bearing assets was caused by lower average interest earning assets which decreased by $26.5 million for the three months ended September 30, 1999 compared to the same three months average in 1998. Interest bearing liabilities decreased $20.8 million in three months ended September 30, 1999 compared to the same three months in 1998.

The loan portfolio mix continues to move away from residential mortgage loans and into higher yielding commercial loans. The average balance of loans by type for the third quarters of 1999 and 1998 were as follows:

                                    Average Balances
                                   Three Months Ended
                                      September 30,
                                    1999       1998
                                    ----       ----
                                    (In thousands)
Mortgage loans                   112,371      117,241
Consumer loans                    54,921       59,053
Credit card loans                  2,955        3,542
Commercial loans                 110,206       87,558
                                 -------      -------
                                 280,453      267,394
                                 =======      =======

Interest and fee income on loans decreased $93,000 or 1.4% in the third quarter of 1999 compared to the same quarter in 1998, while the average balance of loans increased $13.1 million or 4.9%. Interest income on federal funds sold and interest bearing deposits decreased $326,000 or 77.8% for the three months ended September 30, 1999 compared to the same three months of 1998. This decrease in income on fed funds and deposits resulted from use of funds not needed for liquidity being used to fund loans.

The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The net interest rate spread for the quarters ended September 30, 1999 and 1998 was 4.27% and 3.91% respectively.

The following table presents average balances, associated rates earned and paid for all interest earning assets and interest bearing liabilities, and variances caused by volume and rates for the three months ended September 30, 1999 and 1998. (dollars in thousands)

                                                                                                            Three Months Ended
                                                                                                            September 30, 1999
                                                                                                          Compared to Same Three
                                                                                                              Months of 1998
                                   Quarter Ended September 30, 1999    Quarter Ended September 30, 1998  Increase (Decrease) Due To
                                      Average   Interest Effective         Average  Interest Effective    Volume   Rate    Total
                                      Balance    Yield      Rate           Balance    Yield    Rate     Variance Variance Variance
Loans Net                             277,226   6,387       9.24%         263,986    6,480      9.85%       329    (423)    (94)
Interest Bearing Deposits & FF Sold     6,537      93       5.71%          28,739      419      5.85%      (327)     (2)   (330)
Securities                             67,168   1,106       6.60%          84,687    1,273      6.03%      (266)     97    (169)
-------------------------------------------------------------------- ---------------------------------- ------------------------
                                      350,931   7,586       8.67%         377,412    8,172      8.68%      (265)   (328)   (592)
-------------------------------------------------------------------- ---------------------------------- ------------------------
Demand Deposits                        70,830     302       1.71%          74,536      399      2.15%       (20)    (78)    (98)
Savings                                31,563     163       2.07%          37,064      250      2.71%       (38)    (50)    (88)
Certificates of Deposit               191,174   2,578       5.41%         204,348    2,951      5.79%      (192)   (185)   (377)
Borrowings                             51,857     747       5.78%          50,272      758      6.05%        24     (35)    (11)
-------------------------------------------------------------------- ---------------------------------- ------------------------
                                      345,424   3,790       4.40%         366,220    4,358      4.77%      (226)   (348)   (574)
-------------------------------------------------------------------- ---------------------------------- ------------------------
Net interest income & spread                    3,796       4.27%                    3,814      3.91%
Change                                                                                                                      (18)

PROVISION FOR LOAN LOSSES. The provision for loan losses was $237,000 for the three months ended September 30, 1999 compared to $226,000 for the three months ended September 30, 1998. At September 30, 1999, the loan loss reserve was $3.1 million or 1.1% of total loans compared to $2.9 million or 1.1% of total loans at September 30, 1998. Management deemed the allowance for loan losses adequate at September 30, 1999.

NONPERFORMING ASSETS AND PAST DUE LOANS. Nonperforming assets, comprised of non-accrual loans (loans on which payments are more than 90 days past due) and other real estate owned totaled $1.3 million or .3% of total assets at September 30, 1999, and $5.9 million or 1.5% of total assets at September 30, 1998. On April 30, 1999, the sale of a large parcel of undeveloped land, formerly recorded as other real estate, was completed. The sales price was approximately $4.4 million. On September 30, 1999 a single family residence formerly recorded as other real estate was sold for $298,000. No gain or loss was recorded on either of these sales.


OTHER INCOME. Total noninterest income decreased $429,000, or 32.3%, for the three months ended September 30, 1999 compared to the same three months in 1998. Service charges on deposits decreased $254,000 or 31.4% for the third quarter of 1999 verses the same period in 1998 primarily because of the reduction in demand deposit accounts related to the sale of three Wal*Mart branches on December 31, 1998. There were no sales of securities for the three months ended September 30, 1999. During the three months ended September 30, 1998 the Bank and Company had gains on the sale and calls of securities totaling $162,000. Income from insurance commissions increased $42,000 or 31.3% for the three months ended September 30, 1999 versus the same three months in 1998. The increase in insurance commissions results primarily from the insurance commissions earned by insurance agency subsidary of the Bank. Miscellaneous income decreased $55,000 for the quarter ended September 30, 1999 compared to the same three months in 1998 primarily because of the sale of the three Wal*Mart branches on December 31, 1998.

NONINTEREST EXPENSES. Total noninterest expenses decreased $666,000 or 17.4% for the three months ended September 30, 1999 as compared to the same three months in 1998. Salaries, occupancy and other operating expense were lower for the three months ended September 30, 1999 compared to the same three months of 1998 because of the sale of three Wal*Mart branches on December 31, 1998 in addition to the continuation of cost saving measures initiated during 1998. ESOP and MRP expense was lower for the three months ended September 30, 1999 compared to the same three months of 1998 because the MRP shares were fully vested at June 30, 1999 as mentioned in note 5 above of the financial statements. Normal amortization of the MRP expense prior to fully vesting the shares on June 30, 1999 was $103,000 per quarter. ESOP expense was lower because the average market value of the Company's stock was lower during the three months ended September 30, 1999 ($19.03) compared to the same three months of 1998 ($21.26).

INCOME TAXES. Income tax expense for the quarter ended September 30, 1999 was $397,000 (30.8%) on a pretax income of $1,290,000. The Company uses marginal federal and state tax rate of 37.96%. The Bank uses a combined rate of 34% applied to financial income adjusted for any permanent differences between financial and taxable income. The Bank generates state business license and occupation tax credits against state income tax. The bank currently has business and occupation tax carry forward credits so that no state taxes are due for the current year so no amount is added to the 34% federal tax rate for the Bank.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

GENERAL. Net earnings totaled $1.5 million for the nine months ended September 30, 1999, a decrease of 30.3% from the $2.2 million earned in the same nine month period in 1998. This decrease is primarily the result of the recognition of the remaining unamortized MRP expense ($1.4 million) in the quarter ended June 30, 1999. The MRP shares were originally to vest at a rate of five percent (5%) per quarter beginning with the quarter ended March 31, 1998. The Compensation Committee of the Company believes that acceleration of the vesting of the MRP shares will improve the future financial position of the Company and will not affect the Company's ability to retain the services of the employees and directors who received the awards. Net interest income decreased $874,000 or 7.3%. Non-interest income decreased $1.3 million or 32.1% and non-interest expense decreased $1.1 million or 8.6%. These and other significant fluctuations are discussed below.


NET INTEREST INCOME. Total interest income decreased $1.8 million or 7.2%, and total interest expense decreased $876,000 or 7.1% for the nine months ended September 30, 1999 compared to the same nine months in 1998. The following is a rate volume analysis for the nine months ended September 30, 1999 and 1998 showing the average balances, yields and variances caused by volume and yields.

                                                                                                          Nine Months Ended
                                                                                                      September 30, 1999 Compared
                                         Nine Months Ended              Nine Months Ended             to Same Nine Months of 1998
                                        September 30, 1999             September 30, 1998              Increase (Decrease) Due To
                                      Average  Interest Effective    Average  Interest Effective     Volume    Rate       Total
                                      Balance    Yield    Rate       Balance    Yield    Rate       Variance  Variance  Variance
Loans Net                             271,758   18,960   9.33%      270,066    19,570    9.69%         123     (733)       (610)
Interest Bearing Deposits & FF Sold    10,356      404   5.22%       24,338     1,051    5.77%        (604)     (43)       (647)
Securities                             69,015    3,267   6.33%       82,415     3,760    6.10%        (611)     118        (493)
---------------------------------------------------------------- ------------------------------- -------------------------------
                                      351,129   22,631   8.62%      376,819    24,381    8.65%      (1,662)     (88)     (1,750)
---------------------------------------------------------------- ------------------------------- -------------------------------
Demand Deposits                        68,263      855   1.67%       72,175     1,109    2.05%         (60)    (194)       (254)
Savings                                31,908      491   2.06%       38,359       844    2.94%        (142)    (211)       (353)
Certificates of Deposit               191,079    7,788   5.45%      204,549     8,772    5.73%        (578)    (406)       (984)
Borrowings                             57,077    2,415   5.66%       38,736     1,700    5.87%         805      (90)        715
---------------------------------------------------------------- ------------------------------- -------------------------------
                                      348,327   11,549   4.43%      353,819    12,425    4.70%        (193)    (683)       (876)
---------------------------------------------------------------- ------------------------------- -------------------------------
Net interest income & spread                    11,082   4.18%                 11,956    3.96%
Change in net interest income                                                                                              (874)


PROVISION FOR LOAN LOSSES. The provision for loan losses was $602,000 for the nine months ended September 30, 1999 compared to $561,000 for the nine months ended September 30, 1998. This increase has been deemed appropriate by management to reflect the higher risk associated with the change in loan portfolio mix to a higher percentage of commercial loans as previously discussed.

OTHER INCOME. Total noninterest income decreased $1.3 million, or 32.1%, for the nine months ended September 30, 1999 versus the same nine months in 1998. Service charges on deposits decreased $578,000 or 25.4% primarily, as a result of the sale of the three Wal*Mart branches on December 31, 1998. Gains on sales of securities were only $46,000 for the nine months ended September 30, 1999 compared to $665,000 in the same nine months of 1998. The gains on sale of securities available for sale in the nine months ended September 30, 1999 were gains recognized on securities sold to shorten the securities portfolio maturity and increase yields by purchasing new higher yielding investments. Gains on the sales and calls of available for sale securities for the nine months ended September 30, 1998 were from the sale of equity securities owned by the Company and the sale and call of securities owned by the Bank. The Company's investments were sold to help fund the purchase of a block of 238,700 shares of the Company's common stock on June 2, 1998. Income from insurance commissions increased $39,000 for the first nine months of 1999 compared to the same nine months of 1998 because of the insurance subsidary of the Bank. Miscellaneous income decreased $181,000 or 24.8% primarily from less gains recognized on sales of real estate for the nine months ended September 30, 1999 compared to the same nine months in 1998. Gains on sales of real estate totaled $197,000 for the nine months ended September 30, 1998 and $96,000 for the same period in 1999.

NONINTEREST EXPENSES. Total noninterest expense decreased $1.1 million or 8.6% for the nine months ended September 30, 1999 as compared to the same nine months in 1998. This decrease is primarily the result of reduced expenses caused by the sale of three Wal*Mart branches on December 31, 1998. Salaries and employee benefits were $485,000 less (9.4%) for the nine months ended September 30, 1999 compared to the same nine months of 1998. ESOP and MRP expense was $668,000 higher for the first nine months of 1999 compared to the same period in 1998. This was caused by the accelerated vesting of the MRP shares on June 30, 1999 as discussed in Note 5 of the Financial Statements above. The increase in MRP expense in 1999 was partially offset by a decrease in ESOP expense of $475,000 for the nine months ended September 30, 1999 compared to the same nine months of 1998. This decrease in ESOP expense was the result of a lower average stock price for the Company's stock for the first nine months of 1999 ($20.02) compared to the same nine months of 1998 ($22.23), and fewer ESOP shares vesting in the first nine months of 1999 (29,403 shares) compared to the number of ESOP shares vested in the same nine months of 1998 (36,894 shares). Occupany and equipment expense decreased $612,000 or 37.2% because of the sale of the Wal*Mart branches on December 31, 1998. Deposit insurance premiums decreased slightly ($13,000) because of the lower deposit balances caused by the Wal*Mart branch sales. Other operating expense decreased $615,000 or 18.4% for the nine months ended September 30, 1999 compared to the same nine months in 1998 because of the Wal*Mart branch sales and reduced cost of carrying other real estate which was sold in the first nine months of 1999.

INCOME TAXES. Income tax expense for the nine months ended September 30, 1999 was $493,000 or 24.4% of income before tax and $1.0 million or 31.9% of income before tax for the same nine month period in 1998. The difference between these rates and the statutory rate is the result of interest income on tax exempt securities and the dividend received deduction on some preferred stock dividends. Because the income from these permanent differences between book and tax income is such a high percentage of the total income (because of the recognition of the MRP expense in June of 1999) the tax as a percent of pretax income is low compared to statutory rates. The fact that the Bank has state tax credit carry forwards (as discussed in the results of operations for the three months ended September 30, 1999) also contributes to a lower income tax rate as a percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES. The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company's primary sources of funds are deposits, amortization, prepayments  and  maturities  of  outstanding  loans,  maturities  of investment securities, mortgage-backed securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities, mortgage-backed securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Company invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Company has generally been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Atlanta. At September 30, 1999, the Bank had outstanding advances from the FHLB of Atlanta in the amount of $57.6 million. Such advances were used in the Bank's normal operations and investing activities.

As of September 30, 1999 the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 1999, the Bank's total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios amounted to 10.11%, 9.09% and 7.41%, respectively, compared to regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There was no material change for the three and nine months ended September 30, 1999 in the information about the Company's "Quantitative and Qualitative Disclosures About Market Risk" as disclosed in the Form 10-K for the fiscal year ended December 31, 1998.



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


      ITEM 5.  OTHER INFORMATION

            None.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed herewith:

               Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMUNITY FIRST BANKING COMPANY


Date:       November 12, 1999      /s/ Gary D. Dorminey
                                  ----------------------
                                    Gary D. Dorminey
                                       President
                              (Principal Executive Officer)



Date:       November 12, 1999     /s/ C. Lynn Gable
                                 -------------------
                                    C. Lynn Gable
                                Chief Financial Officer
                             (Principal Financial Officer)