Form 10-K
period 1999-12-31
COMMUNITY FIRST BANKING CO
filed 2000-03-28
CIK 1035903

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-K
(Mark One)

     |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For  fiscal year ended December 31, 1999 OR

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

Yes     X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of such common equity as of March 22, 2000: $34,800,787.

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,751,715 shares of Common Stock at March 22, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Part II.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 27, 2000, are incorporated by reference into Part III.

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

     The Bank has three wholly owned operating subsidiaries that broaden the services the Bank offers to the community. The first, CFB Securities, Inc., offers traditional brokerage services and products such as mutual funds, stocks and bonds through an NASD member firm. CFB Securities, Inc. began operations in 1996 and is located in space immediately adjacent to the Bank's main office lobby in Carrollton, Georgia.

     The second subsidiary of the Bank, CFB Financial Inc., began operations in 1996 to service the loan needs of consumers traditionally associated with consumer finance companies. CFB Financial, Inc. has nine full-time employees operating in its offices in Villa Rica and Douglasville, Georgia, and at the Bank's branch in Hiram, Georgia. This subsidiary offers a wide range of small loans granted in conformity with the Georgia Industrial Loan Act.

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

     The Bank faces significant competition both in making loans and in attracting deposits principally from national, regional and local commercial banks, savings banks, savings and loan associations, credit unions, broker-dealers, mortgage banking companies (including FNMA) and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Bank faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies. In addition, the Bank faces additional competition from commercial banks headquartered outside of the State of Georgia.

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

EMPLOYEES

     The Company and the Bank had 133 full-time employees and 13 part-time employees at December 31, 1999. None of these employees is represented by a collective bargaining agreement, and management believes that it enjoys good relations with its personnel.

SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

     Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

o Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

o    Acquiring all or substantially all of the assets of any bank; or

o    Merging or consolidating with any other bank holding company.

     Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank which has only been in existence for a limited amount of time or an acquisition which may result in specified concentrations of deposits.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or a company acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section-12 of the Securities Act of 1934, or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Permitted Activities. Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

o    factoring accounts receivable,
o    acquiring or servicing loans,
o    leasing personal property,
o    conducting discount securities brokerage activities,
o    performing selected data processing services,
o acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and
o    performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

     On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expand the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Gramm-Leach-Bliley Act relating to permitted activities of bank holding companies and affiliates of banks became effective on March 11, 2000.

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. Activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial, investment and advisory services, underwriting securities and limited merchant banking activities.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

     Support of Subsidiary Institutions. Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for, and to commit resources to support, their depository institution subsidiaries. This support may be required at times when, without this Federal Reserve policy, the bank holding company might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.


The Bank

     The Bank is a commercial bank chartered under the laws of the State of Georgia. Accordingly, the FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

     Prompt  Corrective  Action.  The  Federal  Deposit  Insurance   Corporation
Improvement  Act of 1991  establishes  a system of prompt  corrective  action to resolve the  problems of  undercapitalized  financial  institutions.  Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 1999, we qualified for the adequately capitalized category.

     Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan up to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The Federal Reserve regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and ranged from 1.16 cents to 1.22 cents per $100 of deposits in 1999.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     Community Reinvestment Act. The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

     Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

o The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

o The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

o The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

o The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

o The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

o The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that is substantially similar to that adopted by the FDIC for banks under its jurisdiction.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1
Capital. At December 31, 1999, our consolidated ratio of total capital to risk-weighted assets was 10.5% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 9.4%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 1999, our consolidated leverage ratio was 7.4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Bank and the Company are also both subject to other capital guidelines issued by the Georgia Department of Banking and Finance and the Federal Reserve, respectively, which provide for minimum ratios of total capital to total assets.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

Payment of Dividends

     The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 1999, the Bank was able to pay approximately $1.5 million in dividends to the Company without prior regulatory approval.

Restrictions on Transactions with Affiliates

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

o    loans or extensions of credit to affiliates;

o    investment in affiliates;

o the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

o loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

o any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

     The  Gramm-Leach-Bliley  Act also contains  provisions  regarding  consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for hedging derivatives and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. Changes in fair value for instruments used as fair value hedges are recorded in earnings of the period simultaneous with accounting for the fair value change of the item being hedged. Changes in fair value for cash flow hedges are recorded in comprehensive income rather than earnings. Changes in fair value for derivative instruments that are not intended as a hedge are recorded in earnings of the period of the change. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 2000, but initial application of the statement must be made as of the beginning of the quarter. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. The Company believes the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or liquidity.


ITEM 2.  PROPERTIES

     The following table sets forth certain information with respect to the Company's properties at December 31, 1999.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Information regarding the quarterly high and low sales prices for the Company's Common Stock, the number of record shareholders and the Company's dividend policy is contained in the Company's Annual Report to Shareholders for the year ended December 31, 1999 under the heading "Market for Common Stock and Related Shareholder Matters" and is hereby incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 under the heading
"Selected Consolidated Financial Data" and is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The responses to this item are included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 under the heading
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and are hereby incorporated herein by reference.

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

     The Company's ALCO policy requires that a 100 basis point shift in interest rates should not result in a decrease of net interest income of more than 5% of capital. The information presented in Table 13 of the Company's 1999 Annual Report is based on the same assumptions set forth in the ALCO policy.

                   Net Interest Income Sensitivity
                            (in thousands)

                                                                           Percent Increase (Decrease) in
                                                                           Interest Income/Expense Given
                                            Principal/Notional             Immediate and Sustained
                                            Amounts of Earning             Parallel Interest Rate Shifts
                                            Assets, Interest Bearing       ---------------------------
                                            Liabilities at                 Down 100       Up 100
                                            December 31, 1999              Basis Points   Basis Points
                                            -----------------              ------------   ------------
Assets repricing in
         One year or less                       $192,025
         Over one year                           171,434
                  Total                         $363,459                      3.90%           3.50%
                                                 =======

Liabilities repricing in
         One year or less                       $246,507
         Over one year                           109,909
                  Total                         $356,416                      8.20%           9.80%
                                                 =======
Net interest sensitivity                                                       .04%          (.41)%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data listed in Item 14 are included in the Company's Annual Report to Shareholders for the year ended December 31, 1999 under the headings "Report of Independent Certified Public Accountants" and "Selected Quarterly Financial Results" and are hereby incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 under the headings "Section 16(a) Beneficial Ownership Reporting Compliance", "Election of Directors" and "Executive Officers" and are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 under the headings "Executive Compensation" and "Election of Directors - Director Compensation" and "Compensation Committee Interlocks and Insider Participation" and are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 under the heading "Stock Owned by Management" and are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000 under the heading "Certain Transactions" and are incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets at December 31, 1999 and 1998

          Consolidated Statements of Earnings for the Years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Comprehensive Income for the Years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997

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

               10.1* 1997 Stock Option Plan. (2)

               10.2* Management Recognition Plan. (2)

               10.2(a)* Form of Restricted Stock Award

               10.2(b)*  Form of  First  Amendment  to  Restricted  Stock  Award
                    Agreement for Employees

               10.3* Employee Stock Ownership Plan and Trust. (1)

               10.4* Employee Stock Ownership Plan Trust Agreement. (1)

               10.4(a)* First  Amendment to the Community  First Banking Company
                    Employee Stock Ownership Plan

               10.4(b)* Second  Amendment to the Community First Banking Company
                    Employee Stock Ownership Plan

               10.4(c)* Third  Amendment to the Community  First Banking Company
                    Employee Stock Ownership Plan

               10.5(a) [Reserved]

               10.5(b)*  Employment  Agreement  between  Gary D.  Dorminey,  the
                    Company and the Bank dated as of June 1, 1997 (1).

               10.5(c)* Employment Agreement between D. Lane Poston, the Company and the Bank dated as of June 1, 1997 (1).

               10.5(d)* Employment  Agreement between C. Lynn Gable, the Company and the Bank dated as of June 1, 1997 (1).

               10.5(e)* Employment  Agreement  between Anyce C. Fox, the Company and the Bank dated as of June 1, 1997 (1).

               10.6* Retirement Plan (1).

               10.7* 401(k) Retirement Plan (1).

               13.1 The following  portions of the Company's  1999 Annual Report to Shareholders have been incorporated by reference herein:

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

     (d)  Financial Statements

          The financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2000.


                         COMMUNITY FIRST BANKING COMPANY


                            By: /s/ Gary D. Dorminey
                            ------------------------
                                Gary D. Dorminey
                      President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2000.

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

/s/ W. Lamar Moody                             Director
W. Lamar Moody

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