Form 10-Q
period 2000-03-31
COMMUNITY FIRST BANKING CO
filed 2000-05-12
CIK 1035903

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 10, 2000, there were 3,282,054 shares issued and 2,751,715 shares outstanding of the Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance  Sheets as of  March 31, 2000 (unaudited)  and
          December 31, 1999

     Consolidated  Statements  of Earnings  for the Three Months  Ended
          March 31, 2000 and 1999 (unaudited)

     Consolidated  Statements  of  Comprehensive  Income  for the Three
          Months Ended March 31, 2000 and 1999 (unaudited)

     Consolidated  Statements of Cash Flows for the Three Months Ended March
          31, 2000 and 1999 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                        COMMUNITY FIRST BANKING COMPANY
                          Consolidated Balance Sheets
                           (In thousands of dollars)

                                                                    March 31,  December 31,
                                                                       2000         1999
                                      Assets                       (Unaudited)
Cash and due from banks ..........................................      7,701       9,252
Interest-bearing deposits in financial institutions ..............        354         925
Federal funds sold ...............................................        760         220
                                                                     --------    --------
   Cash & cash equivalents .......................................      8,815      10,397

Securities available for sale ....................................     62,484      64,665
Securities held to maturity ......................................        180         184
Other investments ................................................      2,922       3,173
Mortgage loans held for sale .....................................        162          59
Loans, net .......................................................    305,210     290,804
Premises and equipment net .......................................      7,355       7,516
Accrued interest receivable ......................................      2,827       3,005
Other real estate and repossessions ..............................        267         528
Other assets .....................................................      6,146       5,717
                                                                     --------    --------
   Total assets ..................................................    396,368     386,048
                                                                     ========    ========
                       Liabilities and Stockholders' Equity
Deposits:
  Demand .........................................................     12,506      13,029
  Interest-bearing demand ........................................     57,355      55,424
  Savings ........................................................     29,145      29,552
  Time ...........................................................    143,626     144,347
  Time, over $100,000 ............................................     62,157      53,035
                                                                     --------    --------
     Total deposits ..............................................    304,789     295,387

Note payable and other borrowings ................................     58,504      55,345
Federal funds purchased ..........................................      3,629       5,684
Accrued interest payable and other liabilities ...................      2,842       2,433
                                                                     --------    --------
     Total liabilities ...........................................    369,764     358,849

Stockholders' Equity:
 Convertible preferred stock, par value $.01, 96,542 shares issued          1           1
 Common stock, $.01 par, 10,000,000 authorized, 3,282,054 issued .         33          33
 Additional paid in capital ......................................     14,663      14,663
 Retained earnings ...............................................     26,601      25,842
 Treasury stock at cost ..........................................    (10,483)     (9,826)
 Accumulated other comprehensive income and (loss) ...............     (4,211)     (3,514)
                                                                     --------    --------
     Total stockholders' equity ..................................     26,604      27,199
                                                                     --------    --------
  Total liabilities & stockholders' equity .......................    396,368     386,048
                                                                     ========    ========

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                   Consolidated Statements of Earnings (Inst.8)
                                   (Unaudited)
                            (In thousands of dollars)

                                                                    Three Months Ended
                                                                          March 31,
                                                                      2000      1999
Interest income:
 Interest and fees on loans ......................................    6,856     6,251
 Interest-bearing deposits  and federal funds sold ...............       32       179
 Interest and dividends on investment securities:
   U.S. Treasury .................................................       -         45
   U.S. Govt. agency and mortgage-backed .........................    1,044       938
   State, county & municipals ....................................        1        29
   Other .........................................................       81        89
                                                                    -------   -------
     Total interest income .......................................    8,014     7,531
                                                                    -------   -------
Interest Expense:
 Interest on deposits:
   Demand ........................................................      298       272
   Savings .......................................................      150       165
   Time ..........................................................    2,665     2,598
                                                                    -------   -------
                                                                      3,113     3,035
                                                                    -------   -------
Interest on note payable and other borrowings ....................      917       957
                                                                    -------   -------
          Total interest expense .................................    4,030     3,992
                                                                    -------   -------
           Net interest income ...................................    3,984     3,539
                                                                    -------   -------
Provision for loan losses ........................................      234       172
                                                                    -------   -------
          Net interest income after provision for loan losses ....    3,750     3,367
                                                                    -------   -------
Noninterest income:
   Service charges on deposits ...................................      506       582
   Gain (Loss) on calls and sales of securities available for sale       (7)       -
   Insurance commissions .........................................      212       195
   Miscellaneous .................................................      286       244
                                                                    -------   -------
          Total noninterest income ...............................      997     1,021
                                                                    -------   -------
Noninterest expenses:
   Salaries and employee benefits ................................    1,682     1,553
   ESOP and MRP expense ..........................................       -        370
   Occupancy and equipment .......................................      325       375
   Deposit insurance premiums ....................................       15        45
   Other operating ...............................................      906       985
                                                                    -------   -------
         Total noninterest expense ...............................    2,928     3,328
                                                                    -------   -------
         Earnings before income taxes ............................    1,819     1,060
Income tax expense ...............................................      585       297
                                                                    -------   -------
               Net earnings ......................................    1,234       763
                                                                    =======   =======

 EPS basic .......................................................     0.45      0.30
 EPS diluted .....................................................     0.42      0.28

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                 Consolidated Statements of Comprehensive Income
                      (Unaudited - in thousands of dollars)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                                  2000      1999
                                                                                  ----      ----
Net earnings .................................................................    1,234       763
Other  comprehensive  income,  net of  income  taxes:
 Unrealized  gains (losses) on securities available for sale .................   (1,130)     (404)
  Income tax on gains (losses) ...............................................     (429)     (153)
                                                                                 ------    ------
    Unrealized gains (losses) arising during the period, net of tax ..........     (701)     (251)
                                                                                 ------    ------
  Less: Reclassification adjustment for (losses) included in net earnings ....       (7)     --
   Income tax on reclassification on adjustments .............................       (3)     --
                                                                                 ------    ------
    Reclassification adjustment for gains included in net earnings, net of tax       (4)     --
                                                                                 ------    ------
     Other comprehensive income (loss) .......................................     (697)     (251)
                                                                                 ------    ------
COMPREHENSIVE INCOME .........................................................      537       512
                                                                                 ======    ======

See Notes to Consolidated Financial Statements.

                         COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Cash Flows

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                         2000       1999
                                                                                         ----       ----
                                                                                          In thousands
Net earnings .......................................................................     1,234        763
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation, amortization and accretion .........................................       204        249
  Provision for loan losses ........................................................       234        172
  Deferred income tax expense (benefit) ............................................       427       --
  Loss on calls and sales of securities available for sale .........................         7       --
  Loss (gain) on sale of other real estate .........................................      --          (58)
  Loss (gain) on sales of premises and equipment, net ..............................      --          (15)
  ESOP and MRP compensation expense ................................................      --          370
  Change in:
    Mortgage loans held for sale ...................................................      (103)        (5)
    Accrued interest receivable ....................................................       178          2
    Other assets ...................................................................      (429)      (695)
    Accrued interest payable .......................................................         5         12
    Other liabilities ..............................................................       404         84
                                                                                       -------    -------
       Net cash provided by (used in) operating activities .........................     2,161        879
                                                                                       -------    -------

Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale ...................        18       --
  Proceeds from maturities of securities held to maturity ..........................         4         20
  Proceeds from maturities of securities available for sale ........................     1,155      4,370
  Purchases of other investments ...................................................      --       (1,072)
  Proceeds from sales of other investments .........................................       251       --
  Purchases of securities available for sale .......................................      --       (2,998)
  Net change in loans ..............................................................   (14,779)    (3,324)
  Proceeds from sale of real estate and repossessions ..............................       259        311
  Proceeds from sales of premises and equipment ....................................      --           15
  Purchases of premises and equipment ..............................................       (25)       (87)
                                                                                       -------    -------
       Net cash provided by (used in) investing activities .........................   (13,117)    (2,765)
                                                                                       -------    -------

Cash flows from financing activities:
  Net change in demand and savings deposits ........................................     1,001      2,392
  Net change in time deposits ......................................................     8,401      4,741
  Payment of FHLB advances .........................................................       (65)   (10,065)
  Proceeds from  FHLB advances .....................................................     5,000     24,000
  Payment of federal funds purchased ...............................................    (2,055)      --
  Change in payable for branch sales ...............................................      --      (27,461)
  Payment of note payable ..........................................................    (1,776)    (1,000)
  Treasury stock purchased .........................................................      (657)      (348)
  Cash dividend paid ...............................................................      (475)      (267)
                                                                                       -------    -------
      Net cash provided by financing activities ....................................     9,374     (8,008)
                                                                                       -------    -------
      Net change in cash and cash equivalents ......................................    (1,582)    (9,894)
                                                                                       -------    -------
Cash and cash equivalents at beginning of year .....................................    10,397     32,736
                                                                                       -------    -------
Cash and cash equivalents at quarter end ...........................................     8,815     22,842
                                                                                       =======    =======

See Notes to Consolidated Financial Statements.

                                                                                       Three Months Ended
Supplemental disclosure of cash flow information:                                           March 31,
                                                                                         2000       1999
                                                                                          In thousands
  Cash paid for:
     Interest.......................................................................     4,025      3,980
     Income taxes...................................................................       617        --

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the statement of financial condition on December 31, 1999, which is audited) have been prepared in accordance with instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany items have been eliminated.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2000. The accompanying consolidated financial statements and related notes of Community First Banking Company and subsidiary should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 3.  EARNINGS PER COMMON SHARE

Earnings per common share calculations for the three month periods ended March 31, 2000 and 1999 are presented based on the net earnings for the three months divided by the weighted average number of shares outstanding, or 2,760,125 shares (three months ended March 31, 2000) and 2,561,707 shares (three months ended March 31, 1999). Diluted earnings per common share takes into account the effect of dilution from the assumed exercise of all outstanding stock options and awards. Diluted earnings per common share is calculated by dividing net earnings by the average number of common shares outstanding adjusted for the incremental shares resulting from the exercise of dilutive convertible preferred stock options during the period, or 2,953,209 and 2,757,297 shares for the three months ended March 31, 2000 and 1999 respectively.

NOTE 4. DIVIDENDS DECLARED

On March 16, 2000 the Board of Directors of the Company approved a cash dividend of $.1725 per share payable April 1, 2000 for stockholders of record on March 17, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND MARCH 31, 1999

On March 31, 2000 the Company had total assets of $396.4 million compared to $386.0 million at December 31, 1999. This increase in assets of $10.3 million or 2.7% is primarily due to a increase in net loans of $14.4 million or 5.0%. This increase in loans was partially offset by a $2.2 million or 3.4% decrease in available for sale securities (resulting primarily from maturities and normal amortization), and a decrease in cash and cash equivalents of $1.6 million or 15.2%.

Total deposit liabilities increased $9.4 million or 3.2% from December 31, 1999 to March 31, 2000. Time desposits over $100,000 increased $9.1 million primarily from a brokered certificate of deposit of $8.7 million accepted in March 2000. Time deposits less than $100,000 decreased $721,000 or -.5%. Interest bearing demand deposits increased $1.9 million or 3.5%, and demand deposits decreased $523,000 or -4.0%. Savings deposits decreased $407,000 or -1.4% for the three months ended March 31, 2000.

Note payable and other borrowings increased $3.2 million or 5.7% during the three months ended March 31, 2000. This increase resulted from additional borrowings of $5.0 million by the Bank from the Federal Home Loan Bank (FHLB). This borrowing was offset by a reduction in notes payable by the Company of $1.8 million. Federal funds purchased by the Bank decreased $2.1 million during the three months ended March 31, 2000.

Retained earnings increased $759,000 during the three months ended March 31, 2000. This increase represents earnings of $1.2 million less dividends declared of $475,000. Treasury stock increased $657,000 from the purchase of 37,733 shares of the Company's stock at an average price of $17.42 per share. Accumulated other comprehensive losses increased $697,000 during the three months ended March 31, 2000 as a result of a rising interest rate environment and the decrease in stock prices of equity securities.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

GENERAL. Net earnings totaled $1.2 million for the three months ended March 31, 2000, an increase of $471,000 or 61.7% over the $763,000 earned in the same three months in 1999. This increase is primarily the result of higher net interest income and lower noninterest expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income for the three months ended March 31, 2000 increased $445,000 or 12.6% compared to the same three-month period in 1999. Total interest income increased $483,000 or 6.4%, while total interest expense increased $38,000 or 1.0%. The increase in interest income was caused primarily by higher average loan balances during the three months ended March 31, 2000 compared to the same three months in 1999. The loan portfolio mix continues to move away from residential mortgage loans and into higher yielding commercial loans. The average balance of loans by type for the first quarters of 2000 and 1999 were as follows:

                                    Average Balances
                                   Three Months Ended
                                       March 31,
                                    2000       1999
                                    ----       ----
                                    (In thousands)
Mortgage loans                     83,322    113,822
Consumer loans                     53,687     54,548
Construction loans                 36,852      3,239
Commercial loans                  134,997    103,049
                                  -------    -------
                                  308,858    274,658
                                  =======    =======

Interest and fee income on loans increased $605,000 or 9.7% in the first quarter of 2000 compared to the same quarter in 1999, while the average balance of loans increased $34.2 million or 12.5%. Interest income on federal funds sold and interest-bearing deposits decreased $147,000 or 82.1% for the three months ended March 31, 2000 compared to the same three months of 1999. This decrease in income on federal funds and deposits resulted from use of funds not needed for liquidity being used to fund loan demand. Interest and dividend income on investment securities increased $25,000 or 2.3% during the three months ended March 31, 2000 compared to the same three months of 1999.

The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The net interest rate spread for the quarters ended March 31, 2000 and 1999 was 4.37% and 3.94% respectively.

The following table presents average balances, associated rates earned and paid for all interest earning assets and interest bearing liabilities, and variances caused by volume and rates for the three months ended March 31, 2000 and March 31, 1999. (dollars in thousands)

                                                                                                       Three Months Ended
                                                                                                         March 31, 2000
                                                                                                      Compared to Same Three
                                         Quarter Ended                  Quarter Ended                    Months of 1999
                                         March 31, 2000                March 31, 1999              Increase (Decrease) Due To
                                         --------------                --------------              --------------------------
                                    Average   Interest Effective   Average  Interest Effective       Volume   Rate      Total
                                    Balance    Yield     Rate      Balance    Yield    Rate        Variance Variance   Variance
Loans, Net                          294,153    6,856   9.35%       271,689      6,251    9.33%        516       89       605
Interest-Bearing Deposits & FF Sold   2,199       32   5.84%        14,213        179    5.11%       (151)       4      (147)
Securities                           63,767    1,126   7.08%        74,600      1,101    5.99%       (159)     184        25
--------------------------------------------------------------- -------------------------------    --------------------------
                                    360,119    8,014   8.93%       360,502      7,531    8.47%        206      277       483
--------------------------------------------------------------- -------------------------------    --------------------------
Demand Deposits                      67,487      298   1.77%        65,308        272    1.69%          9       17        26
Savings                              29,297      150   2.05%        32,117        165    2.08%        (14)      (1)      (15)
Certificates of Deposit             197,572    2,665   5.41%       189,591      2,598    5.56%        109      (42)       67
Borrowings                           60,701      917   6.06%        69,831        957    5.56%       (125)      85       (40)
--------------------------------------------------------------- -------------------------------    --------------------------
                                    355,057    4,030   4.55%       356,847      3,992    4.54%        (21)      59        38
--------------------------------------------------------------- -------------------------------    --------------------------
Net Interest Income & Spread                   3,984   4.37%                    3,539    3.94%
Change                                                                                                227      218       445

PROVISION FOR LOAN LOSSES. The provision for loan losses was $234,000 for the three months ended March 31, 2000 compared to $172,000 for the three months ended March 31, 1999. At March 31, 2000, the loan loss reserve was $3.5 million or 1.1% of total loans compared to $3.0 million or 1.1% of total loans at March 31, 1999. Management deemed the allowance for loan losses adequate at March 31, 2000.

NONPERFORMING ASSETS AND PAST DUE LOANS. Nonperforming assets, comprised of non-accrual loans (generally loans on which payments are more than 90 days past due) and other real estate owned totaled $931,000 or 0.2% of total assets at March 31, 2000, and $6.2 million or 1.6% of total assets at March 31, 1999.

OTHER INCOME. Total noninterest income decreased $24,000, or 2.4%, for the three months ended March 31, 2000 versus the same three months in 1999. Service charges on deposits decreased $76,000 or 13.1% for the first quarter of 2000 verses the same period in 1999. The Company sold equity securities during the first quarter of 2000 for a loss of $7,000. Income from insurance commissions increased $17,000 or 8.7% primarily because of the insurance subsidary of the Bank. Miscellaneous income increased $42,000 or 17.2% primarily because of higher return item charges.

NONINTEREST EXPENSES. Total noninterest expenses decreased $400,000 or 12.0% for the three months ended March 31, 2000 as compared to the same three months in 1999. This decrease was primarily the result of all the expenses associated with the ESOP and MRP being recognized prior to December 31, 1999. During the first quarter of 1999 ESOP and MRP expense totaled $370,000. Salaries and employee benefits increased $129,000 for the three months ended March 31, 2000 compared to the same three months of 1999 because of an annual wage increase and additional health insurance accruals to cover higher costs experienced in recent months. Occupancy and equipment expense decreased $50,000. Deposit insurance premiums decreased $30,000 and other operating expense decreased $79,000 for the three months ended March 31, 2000 compared to the same three months of 1999.

INCOME TAXES. Income tax expense for the quarter ended March 31, 2000 was $585,000 or 32.2% of pretax income and $297,000 or 28.0% of pretax income for the same three month period in 1999. The difference between these rates and the statutory rate is primarily the result of interest income on tax exempt securities and the dividend received deduction on government agency preferred stocks.

LIQUIDITY AND CAPITAL RESOURCES. Operating activities provided net cash proceeds of $2.2 million for the three months ended March 31, 2000. Investing activities used $13.1 million in cash during this same three months primarily because of the $14.8 million increase in net loans. Financing activities provided $9.4 million of cash during the three months ended March 31, 2000. Increases in demand and savings deposits provided $1.0 million, increases in time deposits provided $8.4 million, primarily because of the brokered deposit mentioned previously, and borrowing from FHLB provided $5.0 million. Cash provided by financing activities was offset in part by repayment of $2.1 million of federal funds purchased by the Bank and repayment by the Company of $1.8 million of a note payable. See the Consolidated Statements of Cash Flow for a complete analysis of sources and uses of cash.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of securities. Installment loan payments are becoming an increasingly important source of liquidity for the Company as this portfolio continues to grow. Other short-term investments such as federal funds sold and maturing interest-bearing deposits with other banks are additional sources of liquidity funding.

The liability portion of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. Liquidity is also provided by advances from the FHLB of Atlanta and federal funds accomodations from other lending institutions.

As of March 31, 2000 the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 2000, the Bank's total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios amounted to 10.2%, 9.0% and 7.4%, respectively, compared to regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.


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

      ITEM 5.  OTHER INFORMATION

            None

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following exhibit is filed herewith:

               Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         COMMUNITY FIRST BANKING COMPANY


Date:       May 11, 2000           /s/ Gary D. Dorminey
                                  ----------------------
                                    Gary D. Dorminey
                                       President
                              (Principal Executive Officer)



Date:       May 11, 2000          /s/ C. Lynn Gable
                                 -------------------
                                  C. Lynn Gable
                              Chief Financial Officer
                           (Principal Financial Officer)