Form 10-Q
period 2000-06-30
COMMUNITY FIRST BANKING CO
filed 2000-08-10
CIK 1035903

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the quarterly period ended June 30, 2000

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

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock,  as of the latest  practicable  date: As of August 7, 2000,  there
were  3,282,054   shares  issued  and  2,751,715   shares   outstanding  of  the
Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1. Financial Statements

     Consolidated  Balance Sheets as of June 30, 2000  (unaudited)  and December
          31, 1999

     Consolidated Statements of Earnings for the Three and Six Months Ended June
          30, 2000 and 1999 (unaudited)

     Consolidated  Statements  of  Comprehensive  Income  for the  Three and Six
          Months Ended June 30, 2000 and 1999 (unaudited)

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                   COMMUNITY FIRST BANKING COMPANY
                     Consolidated Balance Sheets
                      (In thousands of dollars)                      June 30,  December 31,
                                                                       2000        1999
                               Assets                              (Unaudited)
                                                                   ----------  ----------
Cash and due from banks ..........................................      8,663       9,252
Interest-bearing deposits in financial institutions ..............        421         925
Federal funds sold ...............................................        250         220
                                                                   ----------  ----------
   Cash and cash equivalents .....................................      9,334      10,397

Securities available for sale ....................................     61,960      64,665
Securities held to maturity ......................................        177         184
Other investments ................................................      3,112       3,173
Mortgage loans held for sale .....................................         58          59
Loans, net .......................................................    310,222     290,804
Premises and equipment net .......................................      7,222       7,516
Accrued interest receivable ......................................      2,940       3,005
Other real estate and repossessions ..............................        448         528
Other assets .....................................................      5,831       5,717
                                                                   ----------  ----------
   Total assets ..................................................    401,304     386,048
                                                                   ==========  ==========
                Liabilities and Stockholders' Equity
Deposits:
  Demand .........................................................     14,397      13,029
  Interest-bearing demand ........................................     51,408      55,424
  Savings ........................................................     28,868      29,552
  Time ...........................................................    142,869     144,347
  Time, over $100,000 ............................................     65,817      53,035
                                                                   ----------  ----------
     Total deposits ..............................................    303,359     295,387

Note payable and other borrowings ................................     59,832      55,345
Federal funds purchased ..........................................      7,091       5,684
Accrued interest payable and other liabilities ...................      3,078       2,433
                                                                   ----------  ----------
     Total liabilities ...........................................    373,360     358,849
                                                                   ----------  ----------
Stockholders' Equity:
 Convertible preferred stock, par value $.01, 96,542 shares issued          1           1
 Common stock, $.01 par, 10,000,000 authorized, 3,282,054 issued .         33          33
 Additional paid in capital ......................................     14,663      14,663
 Retained earnings ...............................................     27,456      25,842
 Treasury stock at cost ..........................................    (10,483)     (9,826)
 Accumulated other comprehensive loss, net of tax ................     (3,726)     (3,514)
                                                                   ----------  ----------
     Total stockholders' equity ..................................     27,944      27,199
                                                                   ----------  ----------
  Total liabilities and stockholders' equity .....................    401,304     386,048
                                                                   ==========  ==========
See Notes to Consolidated Financial Statements

                   COMMUNITY FIRST BANKING COMPANY
                 Consolidated Statement of Earnings
                             (Unaudited)
          (In thousands of dollars - except per share data)
                                                                      Three Months Ended       Six Months Ended
                                                                            June 30,               June 30,
                                                                      2000        1999         2000        1999
                                                                      ------------------      ------------------
Interest income:
 Interest and fees on loans ......................................     7,434      6,322        14,291     12,574
 Interest-bearing deposits and federal funds sold ................        25        131            57        310
 Interest and dividends on investment securities:
   U.S. Treasury .................................................      --           44          --           89
   U.S. Govt. agency and mortgage-backed .........................     1,015        918         2,058      1,855
   State, county and municipals ..................................         2         29             3         58
   Other .........................................................        84         68           165        157
                                                                      ------     ------        ------     ------
     Total interest income .......................................     8,560      7,512        16,574     15,043
                                                                      ------     ------        ------     ------
Interest Expense:
 Interest on deposits:
   Demand ........................................................       294        281           592        553
   Savings .......................................................       148        163           298        328
   Time ..........................................................     2,839      2,611         5,504      5,209
                                                                      ------     ------        ------     ------
                                                                       3,281      3,055         6,394      6,090
Interest on note payable and other borrowings ....................     1,123        711         2,040      1,668
                                                                      ------     ------        ------     ------
          Total interest expense .................................     4,404      3,766         8,434      7,758
                                                                      ------     ------        ------     ------
           Net interest income ...................................     4,156      3,746         8,140      7,285
Provision for loan losses ........................................       239        192           473        364
                                                                      ------     ------        ------     ------
          Net interest income after provision for loan losses ....     3,917      3,554         7,667      6,921
                                                                      ------     ------        ------     ------
Noninterest income:
   Service charges on deposits ...................................       537        564         1,043      1,145
   Gain (loss) on calls and sales of securities available for sale       (22)        46           (29)        46
   Insurance commissions .........................................       163        166           375        361
   Miscellaneous .................................................       266        141           552        385
                                                                      ------     ------        ------     ------
          Total noninterest income ...............................       944        917         1,941      1,937
                                                                      ------     ------        ------     ------
Noninterest expenses:
   Salaries and employee benefits ................................     1,688      1,574         3,370      3,127
   ESOP and MRP expense ..........................................      --        1,973          --        2,343
   Occupancy and equipment .......................................       311        340           636        714
   Deposit insurance premiums ....................................        15         39            31         84
   Other operating ...............................................       875        879         1,780      1,864
                                                                      ------     ------        ------     ------
         Total noninterest expense ...............................     2,889      4,805         5,817      8,132
                                                                      ------     ------        ------     ------
         Earnings (loss) before income taxes .....................     1,972       (334)        3,791        726
Income tax expense (benefit) .....................................       642       (201)        1,227         96
                                                                      ------     ------        ------     ------
               Net earnings (loss) ...............................     1,330       (133)        2,564        630
                                                                      ======     ======        ======     ======
Basic earnings (loss) per share ..................................      0.48      (0.05)         0.93       0.24
Diluted earnings (loss) per share ................................      0.45      (0.05)         0.87       0.23
See Notes to Consolidated Financial Statements

                              COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Comprehensive Income
                           (Unaudited - in thousands of dollars)
                                                                               Three Months Ended       Six Months Ended
                                                                                June 30,  June 30,     June 30,  June 30,
                                                                                   2000      1999         2000      1999
                                                                                -----------------      -----------------
Net earnings .................................................................    1,330      (133)       2,564       630
                                                                                  -----     -----        -----     -----
Other  comprehensive  income,  net of  income  taxes:
 Unrealized  gains (losses) on securities available for sale .................      805    (1,569)        (313)   (1,974)
  Income tax on gains (losses) ...............................................      306      (596)        (119)     (750)
                                                                                  -----     -----        -----     -----
    Unrealized gains (losses) arising during the period, net of tax ..........      499      (973)        (194)   (1,224)
                                                                                  -----     -----        -----     -----
  Less: Reclassification adjustment for gains (losses) included in net earnings     (22)       46          (29)       46
   Income tax on reclassification on adjustments .............................       (8)       17          (11)       17
                                                                                  -----     -----        -----     -----
    Reclassification adjustment for gains (losses) in net earnings, net of tax      (14)       29          (18)       29
                                                                                  -----     -----        -----     -----
     Other comprehensive income (loss) .......................................      485      (944)        (212)   (1,195)
                                                                                  -----     -----        -----     -----
COMPREHENSIVE INCOME (LOSS) ..................................................    1,815    (1,077)       2,352      (565)
                                                                                  =====     =====        =====     =====
See Notes to Consolidated Financial Statements.

                                  COMMUNITY FIRST BANKING COMPANY
                               Consolidated Statements of Cash Flows
                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                         2000        1999
                                                                                         ----        ----
Cash flows from operating activities:                                                      In thousands
Net earnings .......................................................................     2,564        630
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation, amortization and accretion .........................................       413        538
  Provision for loan losses ........................................................       473        364
  Deferred income tax expense (benefit) ............................................      --          644
  Loss on calls and sales of securities available for sale .........................        29        (46)
  Loss (gain) on sale of other real estate .........................................       (50)       (58)
  Loss (gain) on sales of premises and equipment, net ..............................      --          (14)
  ESOP and MRP compensation expense ................................................      --        2,339
  Change in:
    Mortgage loans held for sale ...................................................         1       (323)
    Accrued interest receivable ....................................................        65        (51)
    Other assets ...................................................................      (114)    (1,506)
    Accrued interest payable .......................................................       121         (7)
    Other liabilities ..............................................................       524       (687)
                                                                                        ------     ------
       Net cash provided by operating activities ...................................     4,026      1,823
                                                                                        ------     ------
Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale ...................        70      8,284
  Proceeds from maturities of securities held to maturity ..........................         7         29
  Proceeds from maturities of securities available for sale ........................     2,375      4,685
  Purchases of other investments ...................................................      --       (1,075)
  Proceeds from sales of other investments .........................................        61      1,210
  Purchases of securities available for sale .......................................      --       (4,998)
  Net change in loans ..............................................................   (19,911)    (6,932)
  Proceeds from sale of real estate and repossessions ..............................       130      4,682
  Proceeds from sales of premises and equipment ....................................      --           15
  Purchases of premises and equipment ..............................................       (80)      (120)
                                                                                        ------     ------
       Net cash provided by (used in) investing activities .........................   (17,348)     5,780
                                                                                        ------     ------
Cash flows from financing activities:
  Net change in demand and savings deposits ........................................    (3,332)     6,820
  Net change in time deposits ......................................................    11,304      4,103
  Payment of note payable and other borrowings .....................................    (5,738)    (4,674)
  Proceeds of note payable and other borrowings ....................................    10,225     24,000
  Federal funds purchased ..........................................................     1,407       --
  Change in payable for branch sales ...............................................      --      (27,461)
  Treasury stock purchased .........................................................      (657)      (348)
  Cash dividend paid ...............................................................      (950)      (547)
                                                                                        ------     ------
      Net cash provided by financing activities ....................................    12,259      1,893
                                                                                        ------     ------
      Net change in cash and cash equivalents ......................................    (1,063)     9,496
Cash and cash equivalents at beginning of year .....................................    10,397     32,736
                                                                                        ------     ------
Cash and cash equivalents at quarter end ...........................................     9,334     42,232
                                                                                        ======     ======

                                                                                         Six months ended
                                                                                              June 30,
Supplemental disclosure of cash flow information:                                         2000       1999
                                                                                          ----       ----
                                                                                            In thousands
     Interest                                                                            8,313      7,766
     Income taxes                                                                        1,077        400
See Notes to Consolidated Financial Statements.

COMMUNITY FIRST BANKING COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS

GENERAL

Community First Banking Company (the “Company”) was incorporated in the State of Georgia on March 12, 1997, for the purpose of becoming a holding company to own 100% of the outstanding capital stock of Carrollton Federal Bank, FSB (the “Savings Bank”). The Savings Bank was organized on August 1, 1994 as a federal savings bank subsidiary of CF Mutual Holdings (the “Mutual Holding Company”), a federally chartered mutual holding company. Prior to that date, the predecessor of the Savings Bank had operated as a mutual savings bank since 1929.

On June 27, 1997, a plan of conversion and reorganization whereby the Company became the unitary holding company for the Savings Bank and the dissolution of the Mutual Holding Company was completed.

On December 29, 1997, the Savings Bank converted from a federal savings bank regulated by the Office of Thrift Supervision to a Georgia chartered state commercial bank regulated by the Georgia Department of Banking and Finance and concurrently changed the name of the institution to Community First Bank (the “Bank”).

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements (except for the consolidated balance sheet of December 31, 1999, which is audited) have been prepared in accordance with instructions to Form 10 Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Certain amounts in the prior year’s financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on net income. The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany items have been eliminated.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements and related notes of Community First Banking Company and subsidiary should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share calculations for the three and six month periods ended June 30, 2000 and 1999 are presented based on the net earnings for the three and six months divided by the weighted average number of shares outstanding, or 2,751,715 and 2,755,920 shares (three and six months ended June 30, 2000) and 2,579,758 and 2,579,013 shares (three and six months ended June 30, 1999). Diluted earnings per common share takes into account the effect of dilution from the assumed exercise of all outstanding stock options and awards. Diluted earnings per common share is calculated by dividing net earnings by the average number of common shares outstanding adjusted for the incremental shares resulting from the exercise of dilutive convertible preferred stock during the period, or 2,944,799 and 2,802,126 shares for the three months ended June 30, 2000 and 1999 respectively, and 2,949,004 and 2,788,380 for the six months ended June 30, 2000 and 1999 respectively.

NOTE 4. DIVIDENDS DECLARED

On March 16, 2000 the Board of Directors of the Company approved a cash dividend of $.1725 per share payable April 1, 2000 for stockholders of record on March 17, 2000. On June 15, 2000 the Board of Directors of the Company approved a cash dividend of $.1725 per share payable July 1, 2000 for stockholders of record on June 16, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999.

On June 30, 2000 the Company had total assets of $401.3 million compared to $386.0 million at December 31, 1999. This increase in assets of $15.3 million or 4.0% is primarily due to a increase in net loans of $19.4 million or 6.7%. This increase in loans was partially offset by a $2.7 million or 4.2% decrease in available for sale securities (resulting primarily from maturities), and a decrease in cash and cash equivalents of $1.1 million or 10.2%.

Total deposit liabilities increased $8.0 million or 2.7% from December 31, 1999 to June 30, 2000. Time deposits over $100,000 increased $12.8 million or 24.1% primarily from two brokered certificates of deposit of $6.0 million each received by the Bank in June 2000, and one brokered certificate of deposit of $8.7 million accepted in March 2000. These new brokered deposits were partially offset by a $9.0 million maturing brokered deposit in June 2000.

Time deposits less than $100,000 decreased $1.5 million or 1.0%. Interest-bearing demand deposits decreased $4.0 million or 7.3%, and demand deposits increased $1.4 million or 10.5%. Savings deposits decreased $684,000 or 2.3% for the six months ended June 30, 2000.

Note payable and other borrowings increased $4.5 million or 8.1% during the six months ended June 30, 2000. This increase resulted from additional borrowings of $9.0 million by the Bank from the Federal Home Loan Bank (FHLB). Repayments to the FHLB by the Bank totaled $2.7 million resulting in a net increase in borrowings from the FHLB of $6.3 million. The Company repayed $3.0 million of notes payable to another financial institution in February 2000, and in March the Company borrowed $1.2 million from the same financial institution.

Retained earnings increased $1.6 million during the six months ended June 30, 2000. This increase represents earnings of $2.6 million less dividends declared of $950,000. Treasury stock increased $657,000 from the purchase of 37,733 shares of the Company’s stock at an average price of $17.42 per share. Accumulated other comprehensive losses increased $212,000 during the six months ended June 30, 2000 as a result of a rising interest rate environment.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

GENERAL. Net earnings totaled $1.3 million for the three months ended June 30, 2000, an increase of $1.5 million over the $133,000 loss reported in the three months ended June 30, 1999. This increase was primarily the result of all the expenses associated with the ESOP and MRP being recognized prior to December 31, 1999. On June 17, 1999 the Compensation Committee of the Board of Directors of the Company voted to accelerate the vesting of the Management Recognition Plan (MRP) so that the Restricted Stock Awards be fully vested as of June 30, 1999. This resulted in a charge to compensation expense of $1.4 million and a reduction in unearned stock awards by the same amount in the three months ended June 30, 1999.

NET INTEREST INCOME. Net interest income for the three months ended June 30, 2000 increased $410,000 or 10.9% compared to the same three-month period in 1999. Total interest income increased $1.0 million or 14.0%, while total interest expense increased $638,000 or 16.9%. The increase in interest income was caused primarily by higher average loan balances during the three months ended June 30, 2000 compared to the same three months in 1999. The loan portfolio mix continues to move away from residential mortgage loans and into higher yielding commercial loans. The average balance of loans by type for the second quarters of 2000 and 1999 were as follows:

                                    Average Balances
                                   Three Months Ended
                                       June 30,
                                    2000       1999
                                    (In thousands)
Mortgage loans                     81,787     90,155
Consumer loans                     56,187     57,051
Construction loans                 36,284     22,016
Commercial loans                  137,798    100,754
                                  -------    -------
                                  312,056    269,976
                                  =======    =======

Interest and fee income on loans increased $1.1 million or 17.6% in the first quarter of 2000 compared to the same quarter in 1999, while the average balance of loans increased $42.1 million or 15.6%. Interest income on federal funds sold and interest-bearing deposits decreased $106,000 or 80.9% for the three months ended June 30, 2000 compared to the same three months of 1999. This decrease in income on federal funds and deposits resulted from use of funds not needed for liquidity being used to fund loan demand. Interest and dividend income on investment securities increased $42,000 or 4.0% during the three months ended June 30, 2000 compared to the same three months of 1999.

The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The net interest rate spread for the quarters ended June 30, 2000 and 1999 was 4.40% and 4.01% respectively.

The following table presents average balances, associated rates earned and paid for all interest earning assets and interest bearing liabilities, and variances caused by volume and rates for the three months ended June 30, 2000 and June 30, 1999. (dollars in thousands)

                                    Three months ended June 30, 2000   Three months ended June 30, 1999   Volume     Rate     Total
                                     Average    Interest   Effective    Average   Interest    Effective Variance Variance  Variance
                                     Balance     Yield       Rate       Balance     Yield        Rate
Loans Net                             308,308     7,434      9.64%       266,952     6,322    9.47%         979       133     1,112
Interest-Bearing Deposits and FF Sold   1,780        25      5.62%        10,318       131    5.08%        (108)        2      (106)
Securities                             62,097     1,101      7.09%        71,082     1,059    5.96%        (134)      176        42
------------------------------------------------------------------------------------------------------------------------------------
                                      372,185     8,560      9.20%       348,352     7,512    8.63%         737       311     1,048
------------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                        67,227       294      1.75%        52,117       281    2.16%          81       (68)       13
Savings                                28,920       148      2.05%        32,045       163    2.03%         (16)        1       (15)
Certificates of Deposit               204,998     2,839      5.54%       192,469     2,611    5.43%         170        58       228
Borrowings                             66,006     1,123      6.81%        49,542       711    5.74%         236       176       412
------------------------------------------------------------------------------------------------------------------------------------
                                      367,151     4,404      4.80%       326,173     3,766    4.62%         472       166       638
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and spread                    4,156      4.40%                   3,746    4.01%
Change                                                                                                      265       145       410

PROVISION FOR LOAN LOSSES. The provision for loan losses was $239,000 for the three months ended June 30, 2000 compared to $192,000 for the three months ended June 30, 1999. At June 30, 2000, the loan loss reserve was $3.6 million or 1.2% of total loans compared to $3.1 million or 1.1% of total loans at June 30, 1999. Management deemed the allowance for loan losses adequate at June 30, 2000.

NONPERFORMING ASSETS AND PAST DUE LOANS. Nonperforming assets, comprised of non-accrual loans (generally loans on which payments are more than 90 days past due) and other real estate owned totaled $943,000 or 0.2% of total assets at June 30, 2000, and $2.1 million or 0.5% of total assets at June 30, 1999.

OTHER INCOME. Total noninterest income increased $27,000, or 2.9%, for the three months ended June 30, 2000 versus the same three months in 1999. Service charges on deposits decreased $27,000 or 4.8% in the second quarter of 2000 verses the same period in 1999. The Company sold equity securities during the second quarter of 2000 for a loss of $22,000. Miscellaneous income increased $125,000 or 88.7% primarily because of increased fee income from the brokerage subsidiary of the Bank.

NONINTEREST EXPENSES. Total noninterest expenses decreased $1.9 million or 39.9% for the three months ended June 30, 2000 as compared to the same three months in 1999. This decrease was primarily the result of all the expenses associated with the ESOP and MRP being recognized prior to January 1, 2000. During the second quarter of 1999 ESOP and MRP expense totaled $2.0 million which included a $1.4 million charge to vest the remaining unearned MRP shares. Salaries and employee benefits increased $114,000 for the three months ended June 30, 2000 compared to the same three months of 1999 because of an annual wage increase and additional health insurance accruals to cover higher costs experienced in recent months. Occupancy and equipment expense decreased $29,000. Deposit insurance premiums decreased $24,000 and other operating expense decreased $4,000 for the three months ended June 30, 2000 compared to the same three months of 1999.

INCOME TAXES. Income tax expense for the quarter ended June 30, 2000 was $642,000 or 32.6% of pretax income. In the same three months ended June 30, 1999 a tax benefit of $201,000 or 60.2% of pretax income was recognized because of the additional MRP expense recognized in the 2nd quarter of 1999. The difference between these rates and the statutory rate is primarily the result of interest income on tax exempt securities and the dividend received deduction on government agency preferred stocks.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

GENERAL. Net earnings totaled $2.6 million for the six months ended June 30, 2000, compared to $630,000 for the same six months of 1999. This increase is primarily the result of the recognition of all the remaining unamortized MRP and ESOP expense prior to the beginning of the year 2000. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Total interest income increased $1.5 million or 10.2%, and total interest expense increased $676,000 or 8.7% for the six months ended June 30, 2000 compared to the same six months in 1999. The following is a rate volume analysis for the six months ended June 30, 2000 and 1999 showing the average balances, yields and variances caused by volume and yields.

                                     Six Months ended June 30, 2000    Six Months ended June 30, 1999   Volume      Rate      Total
                                       Average   Interest Effective   Average   Interest Effective    Variance  Variance   Variance
                                       Balance    Yield      Rate     Balance     Yield     Rate
Loans Net                              301,146   14,291      9.49%    269,321    12,574    9.34%         1,486       231      1,717
Interest Bearing Deposits and FF Sold    2,012       57      5.67%     12,266       310    5.05%          (259)        6       (253)
Securities                              62,932    2,226      7.07%     72,840     2,159    5.93%          (294)      361         67
-----------------------------------------------------------------------------------------------------------------------------------
                                       366,090   16,574      9.05%    354,427    15,043    8.49%           495     1,036      1,531
-----------------------------------------------------------------------------------------------------------------------------------
Demand Deposits                         67,357      592      1.76%     51,562       553    2.14%           169      (130)        39
Savings                                 29,109      298      2.05%     32,081       328    2.04%           (30)       --        (30)
Certificates of Deposit                201,285    5,504      5.47%    191,030     5,209    5.45%           280        15        295
Borrowings                              63,353    2,040      6.44%     59,687     1,668    5.59%           102       270        372
-----------------------------------------------------------------------------------------------------------------------------------
                                       361,104    8,434      4.67%    334,360     7,758    4.64%           621        55        676
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income and spread                    8,140      4.38%                7,285    3.85%
Change                                                                                                    (126)      981        855

PROVISION FOR LOAN LOSSES. The provision for loan losses was $473,000 for the six months ended June 30, 2000 compared to $364,000 for the six months ended June 30, 1999. This increase has been deemed appropriate by management to reflect the higher risk associated with the change in loan portfolio mix to a higher percentage of commercial loans and increase in loan volume of the consumer finance subsidiary of the Bank.

OTHER INCOME. Total noninterest income increased $4,000, or 0.2%, for the six months ended June 30, 2000 versus the same six months in 1999. Service charges on deposits decreased $102,000 or 8.9%. The Company sold equity securities during the six months ended June 30, 2000 for a loss of $29,000. Offsetting the above decreases in income are increased income from the Bank’s insurance and brokerage subsidaries. Insurance commissions increased $14,000 or 3.9% and miscellaneous income increased $167,000 or 43.4% because of fee income generated by CFB Securities.

NONINTEREST EXPENSES. Total noninterest expense decreased $2.3 million or 28.5% for the six months ended June 30, 2000 as compared to the same six months in 1999 primarily because all the expenses associated with the MRP and ESOP were completed in the fiscal year ended December 31, 1999. These expenses totaled $2.3 million for the six months ended June 30, 1999.

INCOME TAXES. Income tax expense for the six months ended June 30, 2000 was $1.2 million or 32.4% of income before tax and $96,000 or 13.2% of income before tax for the same six month period in 1999. The difference between these rates and the statutory rate is the result of interest income on tax exempt securities and the dividend received deduction on some preferred stock dividends and the relation of these tax preferred items as a percentage of earnings before income taxes. The fact that the Bank has state tax credit carry forwards also contributes to a lower income tax rate as a percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES. The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Operating activities provided net cash proceeds of $4.2 million for the six months ended June 30, 2000. Investing activities used $17.5 million in cash during the same six months primarily because of the $20.0 million increase in loans. Financing activities provided $12.3 million of cash during the six months ended June 30, 2000. Decreases in demand and savings deposits used $3.3 million, increases in time deposits provided $11.3 million, primarily from the brokered deposits discussed previously under Comparison of Financial Condition at June 30, 2000 and December 31, 1999. Net proceeds from note payable, other borrowings and federal funds purchased provided $5.9 million.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. Liquidity is also provided by advances from the FHLB of Atlanta and federal funds accomodations from other lending institutions.

As of June 30, 2000 the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At June 30, 2000, the Bank’s total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios amounted to 10.4%, 9.3% and 7.4%, respectively, compared to regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.

SUBSEQUENT EVENTS. On July 20, 2000, the Company's Board of Directors approved a recapitalization plan pursuant to which the holders of the Company's outstanding shares of Preferred Stock issued under its Management Recognition Plan will be offered the opportunity to exchange each of their shares of Preferred Stock for two shares of Common Stock, with cash being paid for any fractional shares of Common Stock to which the holder would otherwise be entitled. The plan is conditioned upon the Company's receipt in the exchange of all of the outstanding shares of Preferred Stock. If any holder wishes to retain any shares of his or her Preferred Stock, none of the shares tendered for exchange will be accepted.

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

               None.

      ITEM 2.  CHANGES IN SECURITIES

               None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               (a) Annual meeting of shareholders was held on April 27, 2000.

               (b)  Matters  voted upon at the Annual  Meeting on April 27, 2000 included  the  following  items  and the  number  of  votes  cast included:

                                                 Votes         Votes
                Election of Class I Directors     For         Withheld
                -----------------------------    -----        --------
                 Anna L. Berry                 2,204,444        9,311
                 Gary D. Dorminey              2,204,444        9,311
                 W. Lamar Moody                2,203,144       10,611
                 Y. Aubrey Silvey              2,204,444        9,311

               Directors not up for re-election and continuing in office:

                 Gary M. Bullock
                 Jerry L. Clayton
                 Dean B. Talley
                 T. E. Reeve, Jr.
                 Michael P. Steed
                 Thomas S. Upchurch

                                             Votes      Votes
                Ratification of Auditor       For      Against   Abstentions
                -----------------------      -----     -------   -----------
                Porter Keadle Moore, LLP    2,204,552   7,408       1,795

               There were no broker non-votes,  as no discretionary  issues were presented for approval.

      ITEM 5.  OTHER INFORMATION

               Pursuant  to Rule  14a-4(c)(1)  promulated  under the  Securities
               Exchange  Act of  1934,  as  amended,  shareholders  desiring  to present a proposal for consideration at the Company's 2001 Annual
               Meeting of Shareholders must notify the Company in writing at its principal office,  110 Dixie Street,  Carrollton,  Georgia 30117,
               Attn:  Corporate  Secretary,  of the contents of such proposal no later than  February  9, 2001.  Failure to timely  submit  such a proposal  will  enable the proxies  appointed  by  management  to exercise their  discretionary  voting authority when the proposal is raised at the  Annual  Meeting  of  Shareholders  without  any discussion of the matter in the proxy statement.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following exhibit is filed herewith:

                    Exhibit 27 Financial Data Schedule

               (b) No reports on Form 8-K were filed during the six months ended
               June 30, 2000.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       COMMUNITY FIRST BANKING COMPANY

                  Date:       August 10, 2000     /s/ Gary D. Dorminey
                                                 ----------------------
                                    Gary D. Dorminey
                                       President
                              (Principal Executive Officer)

                  Date:       August 10, 2000    /s/ C. Lynn Gable
                                                -------------------
                                  C. Lynn Gable
                              Chief Financial Officer
                          (Principal Financial Officer)