Form 10-Q
period 2000-09-30
COMMUNITY FIRST BANKING CO
filed 2000-11-09
CIK 1035903

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the quarterly period ended September 30, 2000

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

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest  practicable  date: As of November 8, 2000, there
were  3,282,054   shares  issued  and  2,944,789   shares   outstanding  of  the
Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1. Financial Statements                                              Page
     Consolidated  Balance  Sheets as of  September  30,                   3
     2000  (unaudited)  and December 31, 1999

     Consolidated  Statements  of Earnings  for the Three and              4
     Nine Months Ended September 30, 2000 and 1999 (unaudited)

     Consolidated  Statements  of  Comprehensive  Income  for              5
     the Three and Nine Months Ended September 30, 2000
     and 1999 (unaudited)

     Consolidated  Statements of Cash Flows for the Nine Months            6
     Ended  September 30, 2000 and 1999 (unaudited)

     Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of Financial                 9
     Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 16

Item 2. Changes in Securities and Use of Proceeds                         16

Item 3. Defaults Upon Senior Securities                                   16

Item 4. Submission of Matters to a Vote of Security Holders               16

Item 5. Other Information                                                 16

Item 6. Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                17

                   COMMUNITY FIRST BANKING COMPANY
                     Consolidated Balance Sheets
                      (In thousands of dollars)                  September 30,  December 31,
                                                                       2000        1999
                               Assets                              (Unaudited)
                                                                   ----------  ----------
Cash and due from banks ..........................................      8,285       9,252
Interest-bearing deposits in financial institutions ..............        620         925
Federal funds sold ...............................................      1,770         220
                                                                   ----------  ----------
   Cash and cash equivalents .....................................     10,675      10,397

Securities available for sale ....................................     60,624      64,665
Securities held to maturity ......................................        171         184
Other investments ................................................      3,112       3,173
Mortgage loans held for sale .....................................         85          59
Loans, net .......................................................    309,219     290,804
Premises and equipment net .......................................      7,577       7,516
Accrued interest receivable ......................................      3,392       3,005
Other real estate and repossessions ..............................        473         528
Other assets .....................................................      4,882       5,717
                                                                   ----------  ----------
   Total assets ..................................................    400,210     386,048
                                                                   ==========  ==========
                Liabilities and Stockholders' Equity
Deposits:
  Demand .........................................................     17,322      13,029
  Interest-bearing demand ........................................     51,957      55,424
  Savings ........................................................     27,099      29,552
  Time ...........................................................    144,690     144,347
  Time, over $100,000 ............................................     68,786      53,035
                                                                   ----------  ----------
     Total deposits ..............................................    309,854     295,387

Note payable and other borrowings ................................     54,542      55,345
Federal funds purchased ..........................................      1,718       5,684
Accrued interest payable and other liabilities ...................      4,028       2,433
                                                                   ----------  ----------
     Total liabilities ...........................................    370,142     358,849
                                                                   ----------  ----------
Stockholders' Equity:
 Convertible preferred stock, par value $.01, 96,542 shares issued          -           1
 Common stock, $.01 par, 10,000,000 authorized, 3,282,054 issued .         33          33
 Additional paid in capital ......................................     10,846      14,663
 Retained earnings ...............................................     28,262      25,842
 Treasury stock at cost ..........................................     (6,666)     (9,826)
 Accumulated other comprehensive loss, net of tax ................     (2,407)     (3,514)
                                                                   ----------  ----------
     Total stockholders' equity ..................................     30,068      27,199
                                                                   ----------  ----------
  Total liabilities and stockholders' equity .....................    400,210     386,048
                                                                   ==========  ==========
See Notes to Consolidated Financial Statements

                   COMMUNITY FIRST BANKING COMPANY
                 Consolidated Statement of Earnings
                             (Unaudited)
          (In thousands of dollars - except per share data)
                                                                      Three Months Ended      Nine Months Ended
                                                                         September 30,           September 30,
                                                                      2000        1999         2000        1999
                                                                      ------------------      ------------------
Interest income:
 Interest and fees on loans ......................................     7,550      6,387        21,841     18,960
 Interest-bearing deposits and federal funds sold ................        28         93            85        404
 Interest and dividends on investment securities:
   U.S. Treasury .................................................      --           --          --           89
   U.S. Govt. agency and mortgage-backed .........................       993      1,035         3,051      2,890
   State, county and municipals ..................................         1          1             4         60
   Other .........................................................        89         70           254        228
                                                                      ------     ------        ------     ------
     Total interest income .......................................     8,661      7,586        25,235     22,631
                                                                      ------     ------        ------     ------
Interest Expense:
 Interest on deposits:
   Demand ........................................................       290        302           882        855
   Savings .......................................................       145        163           443        491
   Time ..........................................................     3,130      2,578         8,634      7,788
                                                                      ------     ------        ------     ------
                                                                       3,565      3,043         9,959      9,134
Interest on note payable and other borrowings ....................     1,043        747         3,083      2,415
                                                                      ------     ------        ------     ------
          Total interest expense .................................     4,608      3,790        13,042     11,549
                                                                      ------     ------        ------     ------
           Net interest income ...................................     4,053      3,796        12,193     11,082
Provision for loan losses ........................................       241        237           714        602
                                                                      ------     ------        ------     ------
          Net interest income after provision for loan losses ....     3,812      3,559        11,479     10,480
                                                                      ------     ------        ------     ------
Noninterest income:
   Service charges on deposits ...................................       589        556         1,632      1,702
   Gain (loss) on calls and sales of securities available for sale       123        --             94         46
   Insurance commissions .........................................       153        176           528        537
   Miscellaneous .................................................       228        166           780        550
                                                                      ------     ------        ------     ------
          Total noninterest income ...............................     1,093        898         3,034      2,835
                                                                      ------     ------        ------     ------
Noninterest expenses:
   Salaries and employee benefits ................................     1,652      1,566         5,022      4,693
   ESOP and MRP expense ..........................................      --          379          --        2,721
   Occupancy and equipment .......................................       311        321           947      1,035
   Deposit insurance premiums ....................................        38         40            69        124
   Other operating ...............................................       850        861         2,630      2,725
                                                                      ------     ------        ------     ------
         Total noninterest expense ...............................     2,851      3,167         8,668     11,298
                                                                      ------     ------        ------     ------
         Earnings before income taxes ............................     2,054      1,290         5,845      2,017
Income tax expense ...............................................       660        397         1,887        493
                                                                      ------     ------        ------     ------
               Net earnings (loss) ...............................     1,394        893         3,958      1,524
                                                                      ======     ======        ======     ======
Basic earnings per share .........................................      0.49       0.34          1.42       0.59
Diluted earnings per share .......................................      0.49       0.32          1.42       0.55
See Notes to Consolidated Financial Statements

                              COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Comprehensive Income
                           (Unaudited - in thousands of dollars)
                                                                               Three Months Ended       Nine Months Ended
                                                                                   September 30,          September 30,
                                                                                   2000      1999         2000      1999
                                                                                -----------------      -----------------
Net earnings .................................................................    1,394       893        3,958     1,524
                                                                                  -----     -----        -----     -----
Other  comprehensive  income,  net of  income  taxes:
 Unrealized  gains (losses) on securities available for sale .................    2,002    (1,046)       1,692    (3,020)
  Income tax on gains (losses) ...............................................     (761)     (397)        (643)   (1,147)
                                                                                  -----     -----        -----     -----
    Unrealized gains (losses) arising during the period, net of tax ..........    1,241      (649)       1,049    (1,873)
                                                                                  -----     -----        -----     -----
  Less: Reclassification adjustment for gains included in net earnings .......      123       --            94        46
   Income tax on reclassification on adjustments .............................       46       --            36        17
                                                                                  -----     -----        -----     -----
    Reclassification adjustment for gains (losses) in net earnings, net of tax       77       --            58        29
                                                                                  -----     -----        -----     -----
     Other comprehensive income (loss) .......................................    1,318      (649)       1,107    (1,844)
                                                                                  -----     -----        -----     -----
COMPREHENSIVE INCOME (LOSS) ..................................................    2,712       244        5,065      (320)
                                                                                  =====     =====        =====     =====
See Notes to Consolidated Financial Statements.

                                  COMMUNITY FIRST BANKING COMPANY
                               Consolidated Statements of Cash Flows
                               (Unaudited - in thousands of dollars)                    Nine Months Ended
                                                                                          September 30,
                                                                                         2000        1999
                                                                                         ----        ----
Cash flows from operating activities:
Net earnings .......................................................................     3,958       1,524
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation, amortization and accretion .........................................       531         726
  Provision for loan losses ........................................................       714         602
  Deferred income tax expense ......................................................        11       1,130
  Loss on calls and sales of securities available for sale .........................       (94)        (46)
  Gain on sale of other real estate ................................................       (50)        (87)
  Gain on sales of premises and equipment, net .....................................       (45)        (14)
  ESOP and MRP compensation expense ................................................      --         2,721
  Change in:
    Mortgage loans held for sale ...................................................       (26)        140
    Accrued interest receivable ....................................................      (387)       (275)
    Other assets ...................................................................       (64)     (1,386)
    Accrued interest payable .......................................................       900         101
    Other liabilities ..............................................................       738          31
                                                                                        ------      ------
       Net cash provided by operating activities ...................................     6,186       5,167
                                                                                        ------      ------
Cash flows from investing activities:
  Proceeds from sales and calls of securities available for sale ...................     2,480       8,284
  Proceeds from maturities of securities held to maturity ..........................        13          41
  Proceeds from maturities of securities available for sale ........................     3,375       6,055
  Purchases of other investments ...................................................      --        (1,920)
  Proceeds from sales of other investments .........................................        61       1,210
  Purchases of securities available for sale .......................................      --       (13,052)
  Net change in loans ..............................................................   (18,976)    (19,291)
  Proceeds from sale of real estate and repossessions ..............................      --         4,984
  Proceeds from sales of premises and equipment ....................................       219          90
  Purchases of premises and equipment ..............................................      (583)       (121)
                                                                                        ------      ------
       Net cash provided by (used in) investing activities .........................   (13,411)    (13,720)
                                                                                        ------      ------
Cash flows from financing activities:
  Net change in demand and savings deposits ........................................    (1,627)      4,798
  Net change in time deposits ......................................................    16,094       3,739
  Payment of note payable and other borrowings .....................................    (9,803)    (30,553)
  Proceeds of note payable and other borrowings ....................................     9,000      41,000
  Federal funds purchased ..........................................................    (3,966)        --
  Change in payable for branch sales ...............................................      --       (27,461)
  Payment of subordinated debentures ...............................................      --          (900)
  Treasury stock purchased .........................................................      (657)       (348)
  Cash dividend paid ...............................................................    (1,538)       (828)
                                                                                        ------      ------
      Net cash provided by financing activities ....................................     7,503     (10,553)
                                                                                        ------      ------
      Net change in cash and cash equivalents ......................................       278     (19,106)
Cash and cash equivalents at beginning of year .....................................    10,397      32,736
                                                                                        ------      ------
Cash and cash equivalents at quarter end ...........................................    10,675      13,630
                                                                                        ======      ======

                                                                                         Nine Months Ended
                                                                                           September 30,
Supplemental disclosure of cash flow information:                                         2000       1999
                                                                                          ----       ----
  Cash paid for:                                                                           In thousands
     Interest                                                                           10,649     11,448
     Income taxes                                                                        2,198        400

  Non-cash transactions:
     Issuance of treasury stock in connection with preferred stock conversion            3,817
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

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. The accompanying consolidated financial statements and related notes of Community First Banking Company and subsidiary should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.CFBC 1999 10K TXT

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share calculations for the three and nine month periods ended September 30, 2000 and 1999 are presented based on the net earnings for the three and nine months divided by the weighted average number of shares outstanding, or 2,829,364 and 2,781,285 shares (three and nine months ended September 30, 2000) and 2,599,860 and 2,586,442 shares (three and nine months ended September 30, 1999). Diluted earnings per common share takes into account the effect of dilution from the assumed exercise of all outstanding stock options and awards. Diluted earnings per common share is calculated by dividing net earnings by the average number of common shares outstanding adjusted for the incremental shares resulting from the exercise of dilutive convertible preferred stock during the period, or 2,829,364 and 2,792,944 shares for the three months ended September 30, 2000 and 1999 respectively, and 2,781,285 and 2,784,643 for the nine months ended September 30, 2000 and 1999 respectively.

On July 20, 2000, the Company's Board of Directors approved a recapitalization plan pursuant to which the holders of the Company's outstanding shares of Preferred Stock issued under its Management Recognition Plan (MRP) would exchange each of their shares of Preferred Stock for two shares of Common Stock, with cash being paid for any fractional shares of Common Stock to which the holder would otherwise be entitled. All of the holders of Preferred Stock issued under the MRP approved the recapitalization plan, and on August 24, 2000 the Board of Directors of the Company voted to convert the 96,542 shares of Convertible Preferred Stock originally issued as part of the Company's MRP into two shares of Common Stock in accordance with the existing conversion formula. The conversion of the preferred shares was accomplished by issuing a total of 193,074 shares of treasury stock with and average cost of $19.77 per share and payment of cash for 10 fractional shares.

NOTE 4. DIVIDENDS DECLARED

On March 16, 2000 the Board of Directors of the Company approved a cash dividend of $.1725 per share payable April 1, 2000 for stockholders of record on March 17, 2000. On June 15, 2000 the Board of Directors of the Company approved a cash dividend of $.1725 per share payable July 1, 2000 for stockholders of record on June 16, 2000. On September 21, 2000 the Board of Directors of the Company approved a cash dividend of $.20 per share payable October 1, 2000 for stockholders of record on September 22, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999.

On September 30, 2000 the Company had total assets of $400.2 million compared to $386.0 million at December 31, 1999. This increase in assets of $14.2 million or 3.7% is primarily due to a increase in net loans of $18.4 million or 6.3%. This increase in loans was partially offset by a $4.0 million decrease or -6.3% in available for sale securities. This $4.0 million decrease in available for sale securities resulted from maturities of $3.4 million, sales by the Company of equity securities of $2.5 million and a decrease in unrealized loss on available for sale securities of $1.9 million. On July 1, 2000 the Bank purchased a local insurance agency including all accounts of insurance, client lists, book of business, goodwill, equipment and furniture and fixtures. The insurance subsidiary of the Bank recorded a $250,000 intangible from this purchase which will be written off straight line over a ten-year period.

Total deposit liabilities increased $14.5 million or 4.9% from December 31, 1999 to September 30, 2000. Time deposits over $100,000 increased $15.8 million or 29.7% primarily from two brokered certificates of deposit of $6.0 million each received by the Bank in June 2000, and one brokered certificate of deposit of $8.7 million accepted in March 2000. These new brokered deposits were partially offset by a $9.0 million maturing brokered deposit in June 2000.

Time deposits less than $100,000 increased $343,000 or 0.2%. Interest-bearing demand deposits decreased $3.5 million or -6.3%, and demand deposits increased $4.3 million or 33.0%. Savings deposits decreased $2.5 million or -8.3% for the nine months ended September 30, 2000.

Note payable and other borrowings decreased $803,000 or -1.5% during the nine months ended September 30, 2000. This decrease resulted from additional net borrowings of $2.2 million by the Bank from the Federal Home Loan Bank (FHLB) and repayment by the Company of $3.0 million of notes payable to another financial institution. Federal funds purchased by the bank decreased $4.0 million in the nine months ended September 30, 2000.

Accrued interest payable and other liabilities increased $1.6 million in the nine months ended September 30, 2000. Accrued interest payable on certificates of deposit increased $824,000, escrow increased $369,000, and liabilities relating to employee bonuses and benefits increased $390,000.

Retained earnings increased $2.4 million during the nine months ended September 30, 2000. This increase represents earnings of $4.0 million less dividends declared of $1.5 million. Treasury stock increased $657,000 from the purchase of 37,733 shares of the Company’s stock at an average price of $17.42 per share. On August 24, 2000 193,074 shares of treasury stock with an average cost of $19.77 per share were issued to convert the convertible preferred stock to common stock as discussed under the heading “Note 3. Earnings per Common Share” above. Accumulated other comprehensive losses decreased $1.1 million during the nine months ended September 30, 2000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL. Net earnings totaled $1.4 million for the three months ended September 30, 2000, an increase of $501,000 over the $893,000 reported in the three months ended September 30, 1999. This increase was primarily the result of three items; (1) an increase in net interest income of $257,000 for the three months ended September 30, 2000 compared to the same three months in 1999, (2) net gains on the sales of securities of $123,000 in the three months ended September 30, 2000 and (3) all the expenses associated with the ESOP and MRP being recognized prior to December 31, 1999.

NET INTEREST INCOME. Net interest income for the three months ended September 30, 2000 increased $257,000 or 6.8% compared to the same three-month period in 1999. Total interest income increased $1.1 million or 14.2%, while total interest expense increased $818,000 or 21.6%. The increase in interest income was caused primarily by higher average loan balances during the three months ended September 30, 2000 compared to the same three months in 1999. The loan portfolio mix continues to move away from residential mortgage loans and into higher yielding commercial loans. The average balance of loans by type for the third quarters of 2000 and 1999 were as follows:

                                    Average Balances
                                   Three Months Ended
                                      September 30,
                                    2000       1999
                                    (In thousands)
Mortgage loans                    79,490       87,705
Consumer loans                    55,229       57,877
Construction loans                34,578       24,666
Commercial loans                 142,973      110,206
                                 -------      -------
                                 312,270      280,454
                                 =======      =======

Interest and fee income on loans increased $1.2 million or 18.2% in the third quarter of 2000 compared to the same quarter in 1999, while the average balance of loans increased $31.8 million or 11.3%. Interest income on federal funds sold and interest-bearing deposits decreased $65,000 or -69.9% for the three months ended September 30, 2000 compared to the same three months of 1999. This decrease in income on federal funds and deposits resulted from use of funds not needed for liquidity being used to fund loan demand. Interest and dividend income on investment securities decreased $23,000 or 2.1% during the three months ended September 30, 2000 compared to the same three months of 1999.

The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The net interest rate spread for the quarters ended September 30, 2000 and 1999 was 4.19% and 4.19% respectively.

The following table presents average balances, associated rates earned and paid for all interest-earning assets and interest-bearing liabilities and variances caused by volume and rates for the three months ended September 30, 2000 and September 30, 1999. (dollars in thousands)

                                     Three  months  ended             Three  months  ended
                                      September 30, 2000               September 30, 1999
                                   Average   Interest Effective   Average  Interest  Effective  Volume    Rate     Total
                                   Balance     Yield    Rate      Balance    Yield      Rate   Variance Variance Variance
                                   -------     -----    ----      -------    -----      ----   --------------------------
Loans Net                          308,415    7,550     9.79%     277,226    6,387      9.22%      719     444     1,163
Interest-Bearing Deposits - FF Sold  1,838       28     6.09%       6,537       93      5.69%      (67)      2       (65)
Securities                          65,056    1,083     6.66%      69,706    1,106      6.35%      (74)     51       (23)
-------------------------------------------------------------------------------------------------------------------------
                                   375,309    8,661     9.23%     353,469    7,586      8.58%      578     497     1,075
-------------------------------------------------------------------------------------------------------------------------
Demand Deposits                     65,579      290     1.77%      70,830      302      1.71%      (22)     10       (12)
Savings                             27,967      145     2.07%      31,563      163      2.07%      (19)      1       (18)
Certificates of Deposit            211,194    3,130     5.93%     191,174    2,578      5.39%      270     282       552
Borrowings                          61,194    1,043     6.82%      51,857      747      5.76%      134     162       296
-------------------------------------------------------------------------------------------------------------------------
                                   365,934    4,608     5.04%     345,424    3,790      4.39%      363     455       818
-------------------------------------------------------------------------------------------------------------------------
Net interest income and spread                4,053     4.19%                3,796      4.19%
Change                                                                                             215      42       257

PROVISION FOR LOAN LOSSES. The provision for loan losses was $241,000 for the three months ended September 30, 2000 compared to $237,000 for the three months ended September 30, 1999. At September 30, 2000, the loan loss reserve was $3.8 million or 1.2% of total loans compared to $3.1 million or 1.1% of total loans at September 30, 1999. Management deemed the allowance for loan losses adequate at September 30, 2000.

NONPERFORMING ASSETS AND PAST DUE LOANS. Nonperforming assets, comprised of non-accrual loans (generally loans on which payments are more than 90 days past due) and other real estate owned totaled $2.5 million or 0.6% of total assets at September 30, 2000, and $1.3 million or 0.3% of total assets at September 30, 1999. This increase is primarily the result of one loan with a principal balance of $924,000 being placed on non-accrual in August of 2000. This loan is secured by 45 single family residential rental properties.

OTHER INCOME. Total noninterest income increased $195,000, or 21.7%, for the three months ended September 30, 2000 versus the same three months in 1999. Service charges on deposits increased $33,000 or 5.9% in the third quarter of 2000 verses the same period in 1999. The Company sold equity securities from its available for sale portfolio during the third quarter of 2000 for a gain of $123,000. Insurance commissions decreased $23,000 for the three months ended September 30, 2000 compared to the same three months of 1999. Miscellaneous income increased $62,000 in the third quarter of 2000 compared to the same quarter in 1999 primarily because of increased fee income from the brokerage subsidiary of the Bank.

NONINTEREST EXPENSES. Total noninterest expenses decreased $316,000 or 10.0% for the three months ended September 30, 2000 as compared to the same three months in 1999. This decrease was primarily the result of all the expenses associated with the ESOP and MRP being recognized prior to January 1, 2000. In the three months ended September 30, 1999 ESOP and MRP expense totaled $379,000. Salaries and employee benefits increased $86,000 for the three months ended September 30, 2000 compared to the same three months of 1999 because of an annual wage increase and additional health insurance accruals to cover higher costs experienced in recent months. Occupancy and equipment expense decreased $10,000. Deposit insurance premiums decreased $2,000 and other operating expense decreased $11,000 for the three months ended September 30, 2000 compared to the same three months of 1999.

INCOME TAXES. Income tax expense for the quarter ended September 30, 2000 was $660,000 or 32.1% of pretax income compared to $397,000 or 30.8% of pretax income for the same three months in 1999. The difference between these rates and the statutory rate is primarily the result of interest income on tax exempt securities and the dividend received deduction on government agency preferred stocks.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL. Net earnings totaled $4.0 million for the nine months ended September 30, 2000, compared to $1.5 million for the same nine months of 1999. This increase is primarily the result of the recognition of all the remaining unamortized MRP and ESOP expense prior to the beginning of the year 2000, and an increase in net interest income for the nine months ended September 30, 2000 compared to the same nine months of 1999. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Total interest income increased $2.6 million or 11.5%, and total interest expense increased $1.5 million or 12.9% for the nine months ended September 30, 2000 compared to the same nine months in 1999. The following is a rate volume analysis for the nine months ended September 30, 2000 and 1999 showing the average balances, yields and variances caused by volume and yields.

                                        Nine  Months  ended           Nine  Months  ended
                                        September 30, 2000             September 30, 1999
                                     Average   Interest Effective   Average  Interest Effective  Volume    Rate     Total
                                     Balance    Yield     Rate      Balance    Yield     Rate   Variance Variance Variance
                                     -------    -----     ----      -------    -----     ----   --------------------------
Loans Net                            303,569   21,841     9.59%     271,758   18,960    9.30%     2,219      662     2,881
Interest Bearing Deposits and FF Sold  1,775       85     6.38%      10,356      404    5.20%      (335)      16      (319)
Securities                            65,601    3,309     6.73%      69,015    3,267    6.31%      (162)     204        42
--------------------------------------------------------------------------------------------------------------------------
                                     370,945   25,235     9.07%     351,129   22,631    8.59%     1,722      882     2,604
--------------------------------------------------------------------------------------------------------------------------
Demand Deposits                       66,764      882     1.76%      68,263      855    1.67%       (19)      46        27
Savings                               28,728      443     2.06%      31,908      491    2.05%       (49)       1       (48)
Certificates of Deposit              204,589    8,634     5.63%     191,079    7,788    5.43%       551      295       846
Borrowings                            62,634    3,083     6.56%      57,077    2,415    5.64%       235      433       668
--------------------------------------------------------------------------------------------------------------------------
                                     362,715   13,042     4.79%     348,327   11,549    4.42%       718      775     1,493
--------------------------------------------------------------------------------------------------------------------------
Net interest income and spread                 12,193     4.28%               11,082    4.17%
Change                                                                                            1,004      107     1,111

PROVISION FOR LOAN LOSSES. The provision for loan losses was $714,000 for the nine months ended September 30, 2000 compared to $602,000 for the nine months ended September 30, 1999. This increase has been deemed appropriate by management to reflect the higher risk associated with the change in loan portfolio mix to a higher percentage of commercial loans and increase in loan volume of the consumer finance subsidiary of the Bank.

OTHER INCOME. Total noninterest income increased $199,000, or 7.0%, for the nine months ended September 30, 2000 versus the same nine months in 1999. Service charges on deposits decreased $70,000 or -4.1%. The Company sold equity securities from its available for sale portfolio during the nine months ended September 30, 2000 for a net gain of $94,000. During the same nine months of 1999 gains on sales of securities totaled $46,000. Income from insurance commissions decreased $9,000 or -1.7% for the nine months ended September 30, 2000 compared to the same nine months in 1999. Miscellaneous income increased $230,000 or 41.8% because of fee income generated by CFB Securities, the Bank´s brokerage subsidary.

NONINTEREST EXPENSES. Total noninterest expense decreased $2.6 million or -23.3% for the nine months ended September 30, 2000 as compared to the same nine months in 1999 primarily because all the expenses associated with the MRP and ESOP were completed in the fiscal year ended December 31, 1999. These expenses totaled $2.7 million for the nine months ended September 30, 1999.

INCOME TAXES. Income tax expense for the nine months ended September 30, 2000 was $1.9 million or 32.3% of income before tax and $493,000 or 24.4% of income before tax for the same nine month period in 1999. The difference between these rates and the statutory rate is the result of interest income on tax exempt securities and the dividend received deduction on some preferred stock dividends and the relation of these tax preferred items as a percentage of earnings before income taxes. The fact that the Bank has state tax credit carry forwards also contributes to a lower income tax rate as a percent of pretax income.

LIQUIDITY AND CAPITAL RESOURCES. The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. Operating activities provided net cash proceeds of $6.2 million for the nine months ended September 30, 2000. Investing activities used $13.4 million in cash during the same nine months primarily because of a $19.0 million increase in loans. Financing activities provided $7.5 million of cash during the nine months ended September 30, 2000. Decreases in demand and savings deposits used $1.6 million, increases in time deposits provided $16.1 million, primarily from the brokered deposits discussed previously under Comparison of Financial Condition at September 30, 2000 and December 31, 1999. Notes payable and other borrowings decreased using $803,000 of cash. Federal funds purchased by the Bank decreased using $4.0 million of cash.

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

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. Liquidity is also provided by advances from the FHLB of Atlanta and federal funds accommodations from other lending institutions. During the quarter ended September 30, 2000 the Bank pledged specific commercial mortgage loans and its home equity loans to the FHLB of Atlanta to provide additional sources of funding. At September 30, 2000 lendable collateral values at the Bank exceeded outstanding advances from the FHLB by $14.1 million. In August 2000 the Bank pledged certain securities to a full service securities firm for a $25 million line of credit for general liquidity needs. The Bank had no outstanding amounts on this line of credit during the quarter ended September 30, 2000.

As of September 30, 2000 the Bank’s regulatory capital was in excess of all applicable regulatory requirements. At September 30, 2000, the Bank’s total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios amounted to 10.8%, 9.6% and 7.7%, respectively, compared to regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

               None.

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               None.

      ITEM 5.  OTHER INFORMATION

               None.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following exhibit is filed herewith:

                    Exhibit 27 Financial Data Schedule

               (b) No reports on Form 8-K were filed during the quarter ended
               September 30, 2000.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       COMMUNITY FIRST BANKING COMPANY

                  Date:       November  9, 2000   /s/ Gary D. Dorminey

                                                 ----------------------
                                    Gary D. Dorminey
                                       President
                              (Principal Executive Officer)

                  Date:       November  9, 2000  /s/ C. Lynn Gable

                                                -------------------
                                  C. Lynn Gable
                              Chief Financial Officer
                          (Principal Financial Officer)