Form 10-K
period 2000-12-31
COMMUNITY FIRST BANKING CO
filed 2001-03-28
CIK 1035903

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ---------------------------

                                    FORM 10-K
(Mark One)

     |X|  Annual  report  pursuant  to  Section  13 or 15(d)  of the  Securities
          Exchange Act of 1934

               For  fiscal year ended December 31, 2000 OR

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

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required  to be filed by  Section  13 or 15(d) of the  Exchange  Act  during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. |X|

Aggregate  market  value of the  voting and  non-voting  common  equity  held by non-affiliates  of the Registrant,  computed by reference to the average bid and asked prices of such common equity as of February 28, 2001: $46,251,164.

     Number of shares  outstanding  of each of the  issuer's  classes  of common equity, as of the latest  practicable date:  2,915,058 shares of Common Stock at
February 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the  Registrant's  Proxy  Statement  for the Annual  Meeting of
Shareholders, are incorporated by reference into Part III.

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

     The third subsidiary, CFB Insurance Agency, Inc., began operations in 1997.
Based within the Bank's main branch office in Carrollton, Georgia, CFB Insurance
Agency, Inc. offers a full line of insurance products to existing Bank customers as well as the general public.

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

EMPLOYEES

     The  Company  and the Bank had 136  full-time  employees  and 15  part-time employees at December  31, 2000.  None of these  employees is  represented  by a collective  bargaining  agreement,  and management  believes that it enjoys good relations with its personnel.

SUPERVISION AND REGULATION

     Both the Company and the Bank are  subject to  extensive  state and federal banking  regulations  that  impose  restrictions  on  and  provide  for  general regulatory  oversight of their operations.  These laws are generally intended to protect depositors and not shareholders.  The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

     Since the Company owns all of the capital  stock of the Bank,  it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision,  examination, and reporting requirements  of the Bank Holding Company Act and the regulations of the Federal
Reserve.

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

     Additionally,  the Bank  Holding  Company  Act  provides  that the  Federal
Reserve may not approve any of these  transactions if it would result in or tend to create a monopoly or,  substantially lessen competition or otherwise function as a restraint  of trade,  unless the  anticompetitive  effects of the  proposed transaction  are  clearly  outweighed  by the public  interest  in  meeting  the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding  companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's  consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under  the  Bank  Holding  Company  Act,  if  adequately   capitalized  and
adequately  managed,  the Company or any other bank holding  company  located in
Georgia  may  purchase  a  bank  located  outside  of  Georgia.  Conversely,  an adequately  capitalized  and  adequately  managed bank holding  company  located outside of Georgia may purchase a bank  located  inside  Georgia.  In each case, however,  restrictions  may be placed on the acquisition of a bank that has only been in  existence  for a  limited  amount of time or will  result in  specified concentrations of deposits.

     For example,  Georgia law prohibits a bank holding  company from  acquiring control of a financial  institution  until the target financial  institution has been  incorporated  for five years.  As a result,  no bank  holding  company may acquire  control of the Company  until after the fifth  anniversary  date of the
Bank's incorporation.

     Change in Bank  Control.  Subject to various  exceptions,  the Bank Holding
Company  Act  and  the  Change  in  Bank  Control  Act,  together  with  related regulations,  require  Federal  Reserve  approval prior to any person or company acquiring "control" of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is refutably  presumed to exist if a person or company  acquires 10% or more, but less than 25%, of any class of voting securities and either:

     o    the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     o    no other  person  owns a greater  percentage  of that  class of voting securities immediately after the transaction.

Our common stock is registered  under the  Securities  Exchange Act of 1934. The regulations  provide  a  procedure  for  challenge  of  the  rebuttable  control presumption.

     Permitted  Activities.  Since we have not  qualified or elected to become a financial  holding company,  we are generally  prohibited under the Bank Holding
Company Act,  from engaging in or acquiring  direct or indirect  control of more than 5% of the voting shares of any company engaged in any activity other than:

     o    Banking or managing or controlling banks; and

     o    An  activity  that the  Federal  Reserve  determines  to be so closely related to  banking  as to be a proper  incident  to the  business  of banking.

     Activities  that the Federal  Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     o    Factoring accounts receivable;

     o    Making,  acquiring,  brokering  or servicing  loans and usual  related activities;

     o    Leasing personal or real property;

     o    Operating  a  non-bank  depository  institution,  such  as  a  savings association;

     o    Trust company functions;

     o    Financial and investment advisory activities;

     o    Conducting discount securities brokerage activities;

     o    Underwriting  and dealing in government  obligations  and money market instruments;

     o    Providing specified management consulting and counseling activities;

     o    Performing selected data processing services and support services;

     o    Acting as agent or broker in selling  credit life  insurance and other types of insurance in connection with credit transactions; and

     o    Performing selected insurance underwriting activities.

     Despite  prior  approval,  the  Federal  Reserve  may order a bank  holding company or its subsidiaries to terminate any of these activities or to terminate its  ownership  or control of any  subsidiary  when it has  reasonable  cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety,  soundness,  or stability of it or any of its bank subsidiaries.

     Generally,  if the  Company  qualifies  and  elects to  become a  financial holding  company,  it may engage in  activities  that are financial in nature or incidental or complementary to financial activity.  The Bank Holding Company Act expressly lists the following activities as financial in nature:

     o    Lending, trust and other banking activities;

     o    Insuring,  guaranteeing,  or  indemnifying  against  loss or harm,  or providing and issuing  annuities,  and acting as principal,  agent, or broker for these purposes, in any state;

     o    Providing financial, investment, or advisory services;

     o    Issuing  or selling  instruments  representing  interests  in pools of assets permissible for a bank to hold directly;

     o    Underwriting, dealing in or making a market in securities;

     o    Other  activities  that the  Federal  Reserve may  determine  to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     o    Foreign  activities  permitted  outside  of the  United  States if the
          Federal  Reserve has  determined  them to be usual in connection  with banking operations abroad;

     o    Merchant banking through securities or insurance affiliates; and

     o    Insurance company portfolio investments.

     To qualify to become a financial  holding  company,  the Bank and any other depository  institution  subsidiary of the Company must be well  capitalized and well  managed  and must have a  Community  Reinvestment  Act  rating of at least satisfactory.  Additionally, the Company must file and election with the Federal
Reserve to become a  financial  holding  company  and must  provide  the Federal
Reserve with 30 days written  notice prior to engaging in a permitted  financial activity.  Although  we are  eligible  to elect to  become a  financial  holding company, we currently have no plans to make such an election.

     Support of Subsidiary  Institutions.  Under  Federal  Reserve  policy,  the
Company is expected to act as a source of financial strength for the Bank and to commit  resources  to support  the Bank.  This  support may be required at times when,  without this Federal Reserve policy, the Company might not be inclined to provide it. In addition,  any capital loans made by the Company to the Bank will be repaid only after its deposits and various  other  obligations  are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal  bank  regulatory  agency to maintain  the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

     Since the Bank is a commercial  bank chartered  under the laws of the State of  Georgia,  it is  primarily  subject  to  the  supervision,  examination  and reporting  requirements  of the FDIC and the Georgia  Department  of Banking and
Finance.  The FDIC and  Georgia  Department  of Banking  and  Finance  regularly examine the Bank's  operations  and have the  authority to approve or disapprove mergers,  the  establishment  of branches and similar  corporate  actions.  Both regulatory  agencies have the power to prevent the continuance or development of unsafe or unsound banking  practices or other  violations of law.  Additionally, the Bank's  deposits are insured by the FDIC to the maximum  extent  provided by law.  The Bank is also  subject  to  numerous  state and  federal  statutes  and regulations that affect its business, activities and operations.

     Branching.  Under  current  Georgia law,  the Bank may open branch  offices throughout  Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition,  with prior regulatory approval,  the Bank may acquire branches of existing  banks located in Georgia.  The Bank and any other national or state-chartered  bank generally may branch across state lines by merging with banks in other states if allowed by the  applicable  states' laws.  Georgia law, with limited exceptions,  currently permits branching across state lines through interstate mergers.

     Under the Federal  Deposit  Insurance  Act,  states may  "opt-in" and allow out-of-state  banks to branch into their state by  establishing  a new  start-up branch in the state.  Currently,  Georgia has not  opted-in  to this  provision.
Therefore,  interstate  merger is the only method  through  which a bank located outside of Georgia may branch into Georgia.  This provides a limited  barrier of entry into the Georgia  banking  market,  which  protects  us from an  important segment of potential  competition.  However,  because Georgia has elected not to opt-in,  our ability to establish a new start-up  branch in another state may be limited.  Many states that have  elected to opt-in have done so on a  reciprocal basis,  meaning that an  out-of-state  bank may establish a new start-up  branch only if their home state has also elected to opt-in. Consequently, until Georgia changes  its  election,  the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     Prompt  Corrective  Action.  The  Federal  Deposit  Insurance   Corporation
Improvement  Act of 1991  establishes  a system of prompt  corrective  action to resolve the  problems of  undercapitalized  financial  institutions.  Under this system, the federal banking regulators have established five capital categories,
well  capitalized,  adequately  capitalized,   undercapitalized,   significantly
undercapitalized and critically undercapitalized,  in which all institutions are placed.  The federal  banking  agencies have also  specified by  regulation  the relevant capital levels for each of the other categories.  At December 31, 1999, we qualified for the well-capitalized category.

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

     An  institution  in any of the  undercapitalized  categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding  company  must  guarantee  that a subsidiary  depository institution meets its capital restoration plan, subject to various  limitations.
The controlling holding company's  obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it  became  undercapitalized  or the  amount  required  to meet  regulatory
capital  requirements.   An  undercapitalized   institution  is  also  generally
prohibited  from  increasing  its average  total  assets,  making  acquisitions, establishing any branches or engaging in any new line of business,  except under an accepted capital restoration plan or with FDIC approval. The regulations also establish  procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance  Assessments.  The FDIC has adopted a risk-based  assessment system for insured  depository  institutions'  that takes into account the risks
attributable  to  different   categories  and   concentrations   of  assets  and
liabilities.  The  system  assigns  an  institution  to  one  of  three  capital
categories:   (1)  well  capitalized;   (2)  adequately  capitalized;   and  (3)
undercapitalized. These three categories are substantially similar to the prompt corrective  action  categories  described  above,  with  the  "undercapitalized"
category  including   institutions  that  are  undercapitalized,   significantly
undercapitalized,  and critically  undercapitalized for prompt corrective action purposes.  The FDIC also  assigns  an  institution  to one of three  supervisory subgroups  based on a  supervisory  evaluation  that the  institution's  primary federal regulator  provides to the FDIC and information that the FDIC determines to be relevant to the  institution's  financial  condition and the risk posed to the deposit  insurance funds.  Assessments  range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.
In addition,  the FDIC imposes  assessments  to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the  government  rescue of the thrift  industry.  This assessment  rate is  adjusted  quarterly  and is set at 1.96  cents  per $100 of deposits for the first quarter of 2001.

     The FDIC may  terminate  its  insurance  of  deposits  if it finds that the institution  has  engaged in unsafe and  unsound  practices,  is in an unsafe or unsound  condition to continue  operations,  or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     Community  Reinvestment Act. The Community  Reinvestment Act requires that,
in  connection  with  examinations  of  financial   institutions   within  their
respective  jurisdictions,  the Federal  Reserve or the FDIC shall  evaluate the record of each  financial  institution  in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in  evaluating  mergers,  acquisitions,  and  applications  to open a branch or  facility.  Failure to  adequately  meet these  criteria  could impose additional  requirements  and  limitations  on the Bank.  Additionally,  we must publicly  disclose  the  terms of  various  Community  Reinvestment  Act-related agreements.

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

     o    The  Electronic  Funds  Transfer  Act and  Regulation  E issued by the
          Federal Reserve to implement that act, which govern automatic deposits to and  withdrawals  from deposit  accounts and customers'  rights and liabilities  arising  from the use of  automated  teller  machines and other electronic banking services.

Capital Adequacy

     The Company and the Bank are  required to comply with the capital  adequacy standards  established by the Federal Reserve,  in the case of the Company,  and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank.
The Federal  Reserve has  established  a  risk-based  and a leverage  measure of capital  adequacy  for bank holding  companies.  Since the Company has over $150 million in  consolidated  total  assets,  under the  Federal  Reserve's  capital guidelines,  our capital adequacy is measured on a consolidated  basis. The Bank is also subject to risk-based and leverage capital  requirements  adopted by the
FDIC,  which are  substantially  similar to those adopted by the Federal Reserve for bank holding companies.

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

     The  minimum  guideline  for the ratio of total  capital  to  risk-weighted assets is 8%. Total capital consists of two components,  Tier 1 Capital and Tier
2 Capital.  Tier 1 Capital generally  consists of common  shareholders'  equity,
minority  interests  in  the  equity  accounts  of  consolidated   subsidiaries,
qualifying  noncumulative  perpetual  preferred  stock,  and a limited amount of qualifying  cumulative  perpetual  preferred  stock,  less  goodwill  and  other specified  intangible  assets.  Tier  1  Capital  must  equal  at  least  4%  of risk-weighted  assets.  Tier 2 Capital generally  consists of subordinated debt, other  preferred  stock and  hybrid  capital  and a limited  amount of loan loss reserves.  The  total  amount  of Tier 2 Capital  is  limited  to 100% of Tier 1
Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 11.4% and our ratio of Tier 1 Capital to risk-weighted assets was 10.2%.

     In addition,  the Federal  Reserve has established  minimum  leverage ratio guidelines for bank holding  companies.  These guidelines  provide for a minimum ratio of Tier 1 Capital to average  assets,  less  goodwill and other  specified intangible  assets,  of 3%  for  bank  holding  companies  that  meet  specified criteria,  including having the highest  regulatory  rating and implementing the
Federal  Reserve's  risk-based  capital  measure for market risk. All other bank holding  companies  generally  are  required to maintain a leverage  ratio of at least 4%. At December 31, 2000, our leverage ratio was 7.9%. The guidelines also provide  that bank  holding  companies  experiencing  internal  growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum  supervisory levels without reliance on intangible assets. The
Federal  Reserve  considers the leverage  ratio and other  indicators of capital strength in evaluating proposals for expansion or new activities.

     The  Bank and the  Company  are  also  both  subject  to  leverage  capital guidelines  issued by the  Georgia  Department  of Banking  and  Finance,  which provide for minimum ratios of Tier 1 capital to total assets.

     Failure to meet  capital  guidelines  could  subject a bank or bank holding company to a variety of enforcement  remedies,  including  issuance of a capital directive,  the  termination of deposit  insurance by the FDIC, a prohibition on accepting brokered deposits,  and certain other restrictions on its business. As
described  above,   significant  additional   restrictions  can  be  imposed  on
FDIC-insured  depository  institutions  that  fail  to meet  applicable  capital requirements. See "--Prompt Corrective Action."

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

     If, in the opinion of the federal banking regulator,  the Bank were engaged in or about to engage in an unsafe or  unsound  practice,  the  federal  banking regulator  could require,  after notice and a hearing,  that it cease and desist from its  practice.  The federal  banking  agencies have  indicated  that paying dividends that deplete a depository  institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit
Insurance Corporation  Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become  undercapitalized  or if it already is undercapitalized.  Moreover,  the federal agencies have issued policy statements  that provide that bank holding  companies  and insured  banks should generally only pay dividends out of current  operating  earnings.  See "--Prompt
Corrective Action" above.

     The Georgia  Department  of Banking and Finance also  regulates  the Bank's dividend  payments and must approve  dividend  payments that would exceed 50% of the Bank's net income for the prior year.  Our payment of dividends  may also be affected  or limited  by other  factors,  such as the  requirement  to  maintain adequate capital above regulatory guidelines.

     At December 31, 2000, the Bank was able to pay  approximately  $2.7 million in dividends to the Company without prior regulatory approval.

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

     The total amount of the above  transactions is limited in amount, as to any one affiliate,  to 10% of a bank's capital and surplus and, as to all affiliates combined,  to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these  transactions,  each of the above  transactions must also meet specified collateral requirements.  The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the  provisions of Section 23B of the Federal  Reserve Act which,  among other things,  prohibit an institution from engaging in the above  transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to  restrictions  on  extensions  of credit to its
executive  officers,   directors,   principal  shareholders  and  their  related
interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral,  as those prevailing at the time for comparable  transactions  with third parties,  and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

     Financial   institutions  are  required  to  disclose  their  policies  for collecting  and protecting  confidential  information.  Customers  generally may
prevent  financial   institutions  from  sharing  nonpublic  personal  financial information with nonaffiliated third parties except under narrow  circumstances, such as the processing of transactions requested by the consumer.  Additionally, financial  institutions  generally may not disclose  consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

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

Effect of Governmental Monetary Polices

     Our  earnings  will be  affected by domestic  economic  conditions  and the monetary and fiscal  policies of the United States  government and its agencies.
The  Federal  Reserve  Bank's  monetary  policies  have had,  and are  likely to continue to have,  an important  impact on the  operating  results of commercial banks through its power to implement  national  monetary policy in order,  among other things, to curb inflation or combat a recession.  The monetary policies of the Federal  Reserve affect the levels of bank loans,  investments  and deposits through its control over the issuance of United  States  government  securities, its regulation of the discount rate applicable to member banks and its influence over reserve  requirements to which member banks are subject.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ACCOUNTING PRONOUNCEMENTS

     In 1998,  the  Financial  Accounting  Standards  Board issued  Statement of
Financial  Accounting  Standards  ("SFAS") No. 133,  "Accounting  for Derivative
Instruments and Hedging  Activities."  SFAS No. 133  establishes  accounting and reporting  standards  for hedging  derivatives  and for  derivative  instruments including derivative  instruments  embedded in other contracts.  It requires the fair value  recognition of derivatives as assets or liabilities in the financial statements.  The  accounting  for the changes in the fair value of a  derivative depends on the intended use of the derivative  instrument at inception.  Changes in fair value for instruments used as fair value hedges are recorded in earnings of the period simultaneous with accounting for the fair value change of the item being  hedged.  Changes  in fair  value for cash flow  hedges  are  recorded  in comprehensive income rather than earnings.  Changes in fair value for derivative instruments  that are not  intended  as a hedge are  recorded in earnings of the period of the change.  SFAS No. 133 is effective for all fiscal years  beginning after June 15, 2000. At the date of initial application,  an entity may transfer any held to maturity security into the available for sale or trading  categories without  calling into question the entity's  intent to hold other  securities to maturity in the future.  The Company estimates the adoption of SFAS No. 133 will result in the  recording of an  unrealized  loss,  net of tax, of  approximately
$68,000 as of January 1, 2001.

ITEM 2.  PROPERTIES

     The  following  table sets forth  certain  information  with respect to the
Company's properties at December 31, 2000.

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
     3218 Highway 5, Douglasville, GA                                 Leased
     664 W. Bankhead Hwy.,Villa Rica, GA                              Leased
     3357 Jimmy Lee Smith Parkway, Hiram, GA                          Leased
     119 South White Street, Carrollton, GA                           Owned

     The Bank is  currently  building a new branch  office in Hiram,  Georgia to replace the Wal*Mart  branch  leased in Hiram.  The new branch is expected to be completed  in  March,  2001.  At  December  31,  2000  total  costs for land and construction costs totaled $1.1 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The common stock of Community First Banking Company is traded on The Nasdaq
Stock Market  ("Nasdaq")  under the symbol CFBC. At December 31, 2000,  CFBC had
847 shareholders of record.  The following table sets forth on a per share basis the high  and low  sales  prices  of the  Company's  common  stock  and the cash dividends paid by the Company on a quarterly basis for the past two years.

         Quarter Ended               High            Low          Dividend
         -------------               ----            ---          --------
       March 31, 1999               $22.00        $19.00          $.11
       June 30, 1999                $23.75        $18.00          $.115
       September 30, 1999           $20.375       $14.625         $.115
       December 31, 1999            $18.625       $15.25          $.1725
                                                                  ------
        Total dividends paid 1999                                 $.5125

       March 31, 2000               $22.00        $16.125         $.1725
       June 30, 2000                $17.16        $16.188         $.1725
       September 30, 2000           $19.50        $17.25          $.2000
       December 31, 2000            $21.875       $18.625         $.2000
                                                                  ------
        Total dividends paid 2000                                 $.7450

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following tables set forth certain selected consolidated financial data of Community  First Banking  Company and other data regarding the Mutual Holding
Company and the  Savings  Bank.  The data at December  31, 1996 and for the year then ended, has been derived from audited  consolidated  financial statements of
CF Mutual Holdings and subsidiaries.

                                                      2000          1999          1998          1997           1996
                                                      ----          ----          ----          ----           ----
BALANCE SHEET DATA (YEAR END)                                     (in thousands except per share data)

  Loans, gross ...............................      311,811       294,183       267,735       286,391        272,435
  Earning assets .............................      370,965       360,030       361,169       361,675        326,443
  Assets .....................................      394,506       386,048       391,986       393,881        352,532
  Deposits ...................................      312,231       295,387       285,937       315,531        307,756
  Stockholders' equity .......................       31,696        27,199        26,124        69,038         25,258
  Common shares outstanding ..................    2,944,789     2,789,448     2,578,074     4,479,570            N/A

STATEMENT OF EARNINGS DATA
  Net interest income ........................       16,316        15,121        15,574        16,132         13,409
  Provision for loan losses ..................          825         1,015           782         2,067          1,143
  Noninterest income .........................        3,896         3,753         5,597         3,690          3,244
  Noninterest expense (1) ....................       11,493        17,576        16,038        17,670         15,276
  Income taxes (benefit) .....................        2,535          (191)        1,348           (28)           (14)
  Net earnings ...............................        5,359           474         3,003           113            248

PER COMMON SHARE
  Basic .......................................        1.90           .18          0.87          0.03            N/A
  Diluted .....................................        1.90           .17          0.82          0.03            N/A
  Cash dividends declared .....................      0.7450        0.5125          0.35          0.15            N/A
  Book value ..................................       10.76          9.75         10.14         15.41            N/A

KEY PERFORMANCE RATIOS
  Return on average assets ....................        1.36%         0.12%         0.73%         0.03%          0.07%
  Return on average equity ....................       18.79%         1.76%         6.31%         0.02%          0.99%
  Net interest margin to average earning assets        4.34%         4.22%         4.11%         4.53%          4.21%
  Average equity to average assets ............        7.23%         7.09%        11.62%        12.61%          7.32%
  Noninterest expense to average assets (1) ...        2.91%         4.62%         3.92%         4.61%          4.45%
  Efficiency ratio (1)(2) .....................       56.86%        93.12%        75.75%        89.14%         91.73%
  Dividend payout ratio .......................       39.69%       284.72%        40.23%        500.0%           N/A

OTHER DATA
 Number of full service offices ..............            7             7             7            12             12

(1) Includes one-time SAIF assessment of $1,723 in 1996.
(2)  The efficiency ratio is calculated by dividing  noninterest  expense by the sum of net interest income plus noninterest income.

                                         SELECTED QUARTERLY FINANCIAL RESULTS
                                         (in thousands except per share data)

                                                                             4th       3rd       2nd       1st
Year Ended December 31, 2000                                               Quarter   Quarter   Quarter   Quarter
 Interest income ........................................................   8,765     8,661     8,560     8,014
 Interest expense .......................................................   4,643     4,608     4,403     4,030
 Net interest income ....................................................   4,122     4,053     4,157     3,984
 Provision for loan losses ..............................................     111       241       239       234
 Net interest income after provision for loan losses ....................   4,011     3,812     3,918     3,750
 Noninterest income .....................................................     862     1,093       943       998
 Noninterest expense (2).................................................   2,825     2,851     2,889     2,928
 Earnings before income taxes ...........................................   2,048     2,054     1,972     1,820
 Income tax expense .....................................................     648       660       642       585
 Net earnings ...........................................................   1,400     1,394     1,330     1,235
 Basic earnings per share (1) ...........................................     .48       .49       .48       .45
 Diluted earnings per share (1) .........................................     .48       .49       .45       .42

                                                                             4th       3rd       2nd       1st
Year Ended December 31, 1999                                               Quarter   Quarter   Quarter   Quarter
 Interest income ........................................................   7,927     7,586     7,512     7,531
 Interest expense .......................................................   3,887     3,790     3,766     3,992
 Net interest income ....................................................   4,040     3,796     3,746     3,539
 Provision for loan losses ..............................................     414       237       192       172
 Net interest income after provision for loan losses ....................   3,626     3,559     3,554     3,367
 Noninterest income .....................................................     917       898       917     1,021
 Noninterest expense (2).................................................   6,276     3,167     4,805     3,328
 Earnings before income taxes ...........................................  (1,733)    1,290      (334)    1,060
 Income tax expense .....................................................    (684)      397      (201)      297
 Net earnings ...........................................................  (1,049)      893      (133)      763
 Basic earnings per share (1) ...........................................    (.41)      .34      (.05)      .30
 Diluted earnings per share (1) .........................................    (.38)      .32      (.05)      .28

(1) Earnings (loss) per share is computed independently for each of the quarters presented.  Therefore,  the sum of the quarterly  earnings (loss) per share does not necessarily equal the total for the year.

(2) In the second quarter of 1999 the Board of Directors of the Company voted to accelerate  the  vesting of the  Management  Recognition  Plan (MRP) so that the
Restricted  Stock Awards became fully vested as of June 30, 1999.  This resulted in a non-cash charge to compensation  expense of $1.4 million and a reduction in unearned  stock  awards by the same  amount.  In the fourth  quarter of 1999 the
Board of Directors of the Company  voted to prepay the balance of the ESOP loan, resulting  in a non-cash  charge to ESOP expense of $3.0 million and a credit to unearned ESOP shares for the same amount.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

GENERAL

     As a bank holding company, the Company's financial condition and results of operations are primarily  dependent upon its wholly owned subsidiary,  the Bank.
Consequently,  this section  discusses  principally  the operations of the Bank,
which  directly  affect  the  Company's   financial  condition  and  results  of
operations.

     The Company's profitability depends primarily on net interest income, which is the  difference  between  interest  and dividend  income on  interest-earning assets,  principally  loans and investment  securities,  and interest expense on interest-bearing  deposits and other interest-bearing liabilities.  Net earnings also are  dependent,  to a lesser  extent,  on the level of  provision  for loan losses,  non-interest  income and  non-interest  expenses,  such as salaries and related  benefits,  occupancy and equipment,  deposit  insurance  premiums,  and miscellaneous other expenses, as well as provisions for federal and state income tax.

     The Bank historically  operated as a traditional  savings and loan, raising money by offering savings products of relatively short duration and lending this money for the purpose of home  financing.  As regulations  affecting the savings and loan industry  changed,  the Bank began offering  primarily  adjustable rate mortgages  (ARM's) in 1981.  Additional  authority  for  checking  accounts  and consumer and commercial loans also allowed the Bank to offer additional services to its traditional  customer base. On December 29, 1997, the Bank converted from a federal  savings  bank to a Georgia  chartered  state bank and thereby  gained additional opportunities to diversify its products and services.

     The declining  interest  rate  environment  during 1998 placed  significant pressure on the Bank's net interest  margin.  The slight decline in net interest income for 1998 was offset by the  improvements  realized in noninterest  income and noninterest  expense. In keeping with management's focus on cost control and profitability,  the  decision  was made in late  1998 to sell  three of our four branches located in Wal*Mart  Superstores in the south  metro-Atlanta area. This sale was completed in December 1998.

     In 1999, the Company prepaid the balance of the ESOP loan,  which generated a total  non-cash  expense in 1999 of $4.6 million on a pre-tax  basis.  Also in
1999,  the  Company  recognized  the  balance  of  the  unamortized   Management
Recognition  Plan (MRP),  which added a total of $1.5  million in  non-operating expense for the year ended December 31, 1999.

     The year  ending  December  31, 2000 has no ESOP or MRP  expenses;  all the expenses  associated  with  these  benefit  plans were  recognized  prior to the beginning of 2000.

     On  July  20,  2000,   the   Company's   Board  of  Directors   approved  a
recapitalization plan pursuant to which the holders of the Company's outstanding shares of  Preferred  Stock issued  under the MRP would  exchange  each of their shares of Preferred  Stock for two shares of Common Stock,  with cash being paid for any fractional shares of Common Stock to which the holder would otherwise be entitled.  All of the holders of  Preferred  Stock issued under the MRP approved the recapitalization  plan, and on August 24, 2000 the Board of Directors of the
Company  voted to  convert  the 96,542  shares of  Convertible  Preferred  Stock originally  issued as part of the  Company's MRP into two shares of Common Stock in  accordance  with the existing  conversion  formula.  The  conversion  of the preferred  shares  was  accomplished  by  issuing a total of  193,074  shares of treasury  stock with an average cost of $19.77 per share and payment of cash for
10 fractional shares.

     Another facet of the conversion process was management's efforts to achieve optimal  capital  levels.  Under common stock  repurchase  plans approved by the
Board of  Directors  beginning  in 1998,  the Company has  purchased on the open market  2,075,409  shares of its common stock at an aggregate  purchase price of
$46.9  million  through  December  31,  2000.  Of  the  2,075,409  total  shares repurchased,  1,545,070 shares have been retired,  193,074 shares were issued in the conversion of the Preferred Stock related to the MRP, and 337,265 shares are held in treasury for issuance under the Company's employee benefits plans.

FORWARD-LOOKING STATEMENTS

     This  annual  report,  both in the  Management's  Discussion  and  Analysis section and elsewhere,  contains  forward-looking  statements  under the Private
Securities  Litigation Reform Act of 1995 that involve risks and  uncertainties.
Although   the   Company   believes   that  the   assumptions   underlying   the
forward-looking  statements  contained in the discussion are reasonable,  any of the  assumptions  could be inaccurate,  and therefore,  no assurance can be made that any of the  forward-looking  statements included in this discussion will be accurate.  Factors  that  could  cause  actual  results to differ  from  results discussed  in  forward-looking  statements  include,  but  are not  limited  to:
economic  conditions  (both  generally  and in the  markets  where  the  Company operates); competition from other providers of financial services offered by the
Company;  government  regulation  and  legislation;  changes in interest  rates;
material  unforeseen  changes in the  financial  stability  and liquidity of the
Company's credit  customers;  and other risks detailed in the Company's  filings with the  Securities  and  Exchange  Commission,  all of which are  difficult to predict  and  which  may be beyond  the  control  of the  Company.  The  Company undertakes no obligation to revise forward-looking  statements to reflect events or changes  after the date of this  discussion  or to reflect the  occurrence of unanticipated events.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Net earnings  totaled $5.4 million for the year ended  December 31, 2000 as compared to $474,000 for 1999 and $3.0 million for 1998.  The primary reason for the increase in net  earnings for the year 2000  compared to the prior two years is all the expenses  associated with both the ESOP and MRP were recognized prior to the beginning of 2000.  These expenses were $6.1 million and $2.5 million for the years ended 1999 and 1998  respectively.  The costs of these benefit  plans, which had originally been scheduled to be recognized over a five-year term, were fully  recognized in two and one-half years as a result of  modifications to the
ESOP and MRP plan provisions.  Management  believes this will enable the Company to more clearly demonstrate its earnings abilities. More importantly, this marks the  culmination  of the  gradual  process,  begun  years ago,  of  transforming
Community  First  Banking  Company  from  a  depositor-owned  savings  and  loan association  to a  publicly  traded  commercial  bank.  All of  the  investments associated  with that process have been made, and the Company can now report its operating performance without these expenses.

NET INTEREST INCOME

     Net interest income (the difference  between  interest earned on assets and the interest paid on deposits and  liabilities) is the single largest  component of operating income.  Management  actively manages this income source to provide the largest possible amount of income while balancing  interest rate, credit and liquidity risks.

     Net interest income,  on a taxable  equivalent  basis, was $16.3 million in
2000, compared to $15.1 million in 1999, and $15.6 million in 1998. The increase in net interest  income in 2000 is primarily  the result of higher  average loan
balances   (primarily  higher  yielding  commercial  loans)  which  were  funded partially with maturing  securities,  lower federal funds sold,  lower overnight deposit  balances and increases in time deposits and other  borrowings.  Average commercial  loans  increased  by $31.1  million in 2000  compared  to 1999 while avearge  mortgage  loans  decreased  $8.2 million for 2000 compared to 1999. The decrease  in net  interest  income  of  $453,000  in 1999  compared  to 1998 was primarily the result of lower yields on loans and interest  bearing deposits and federal funds sold. These lower yields were partially offset by higher yields on taxable  investment  securities  and  lower  cost of funds  on  interest-bearing liabilities.

AVERAGE BALANCES, INTEREST RATES AND YIELDS

The following  table presents for the periods  indicated the total dollar amount of interest from average  interest-earning  assets and the resultant  yield,  as well as the interest expense on average interest-bearing liabilities,  expressed both in dollars and rates, and the net interest margin.  Dividends  received are included as interest income. Average balances are average daily balances.

TABLE 1  CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES

                                                                  2000                                1999
                                                      ---------------------------         ---------------------------
                                                       Average   Interest  Yield           Average   Interest  Yield
                                                       Balance             /Rate           Balance             /Rate
                                                        (dollars in thousands)              (dollars in thousands)
Assets:
Interest-earning assets:
    Interest-earning deposits and federal funds sold   $   1,903      118  6.20%           $   8,309      440  5.30%
    Investment securities:
       Taxable                                            64,915    4,346  6.69               69,990    4,349  6.21
       Nontaxable                                            115        8  6.96                1,192       92  7.72
                                                           -----      ---                      -----      ---
       Total investment securities                        65,030    4,354  6.70               71,182    4,441  6.24
    Loans (including loan fees) (1)                      308,681   29,531  9.57              278,929   25,706  9.22
                                                         -------   ------                    -------   ------
    Total interest-earning assets                        375,614   34,003  9.05              358,420   30,587  8.53
                                                                   ------                              ------

Allowance for loan losses                                 (3,641)                             (3,067)
Cash and due from banks                                    6,152                               7,624
Premises and equipment                                     7,517                               7,817
Other assets                                               9,004                               9,612
                                                          ------                              ------
    Total assets                                       $ 394,646                           $ 380,406
                                                       =========                           =========

Liabilities and equity:
Interest-bearing liabilities:
    Deposits:
       Demand                                          $  52,747    1,180  2.24%           $  53,588    1,165  2.17%
       Savings                                            28,208      580  2.06               31,566      649  2.06
       Time                                              207,640   11,959  5.76              190,949   10,333  5.41
    Other borrowings                                      60,043    3,965  6.60               57,641    3,288  5.70
                                                          ------    -----                     ------    -----
    Total interest bearing liabilities                   348,638   17,684  5.07              333,744   15,435  4.62
                                                                   ------                              ------

Non-interest bearing demand deposits                      13,812                              15,406
Other liabilities                                          3,669                               4,304
Equity                                                    28,527                              26,952
                                                          ------                              ------
    Total liabilities and equity                       $ 394,646                           $ 380,406
                                                       =========                           =========
Excess of interest-bearing assets over
     interest-bearing liabilities                         26,976                              24,676
Ratio of interest-bearing assets to
     interest-bearing liabilities                         107.74%                             107.39%
Net interest income                                                16,319                              15,152
Net interest rate spread                                                   3.98%                               3.91%
                                                                           =====                               =====
Net interest margin (2)                                                    4.34%                               4.22%
                                                                           =====                               =====
Tax equivalent adjustments

   Investment securities                                              (3)                                (31)
                                                                   ------                              ------
Net interest income                                                16,316                              15,121
                                                                   ======                              ======

TABLE 1  CONSOLIDATED AVERAGE BALANCES, INTEREST AND RATES (continued)
                                                                    1998
                                                        ----------------------------
                                                        Average   Interest   Yield
                                                        Balance              /Rate
                                                          (dollars in thousands)
Assets:
Interest-earning assets:
    Interest-earning deposits and federal funds sold     $ 25, 533    1,436  5.62%
    Investment securities:
       Taxable                                              80,128    4,764  5.94
       Nontaxable                                            2,270      177  7.80
                                                             -----      ---
       Total investment securities                          82,398    4,941  6.00
    Loans (including loan fees) (1)                        272,055   25,903  9.52
                                                           -------   ------
    Total interest-earning assets                          379,986   32,280  8.50
                                                                     ------
Allowance for loan losses                                   (2,895)
Cash and due from banks                                     10,316
Premises and equipment                                       9,036
Other assets                                                13,038
                                                            ------
    Total assets                                         $ 409,481
                                                         =========

Liabilities and equity:
Interest-bearing liabilities:
    Deposits:
       Demand                                            $  56,842    1,463  2.57%
       Savings                                              37,902    1,069  2.82
       Time                                                204,932   11,720  5.72
    Other borrowings                                        41,197    2,394  5.81
                                                            ------    -----
    Total interest bearing liabilities                     340,873   16,646  4.88
                                                                     ------

Non-interest bearing demand deposits                        15,942
Other liabilities                                            5,087
Equity                                                      47,579
                                                            ------
    Total liabilities and equity                         $ 409,481
                                                         =========
Excess of interest-bearing assets over
     interest-bearing liabilities                           39,113
Ratio of interest-bearing assets to
     interest-bearing liabilities                           111.47%
Net interest income                                                  15,634
Net interest rate spread                                                     3.62%
                                                                             =====
Net interest margin (2)                                                      4.11%
                                                                             =====
Tax equivalent adjustments

   Investment securities                                                (60)
                                                                     ------
Net interest income                                                  15,574
                                                                     ======

(1) Average balances include  nonaccrual loans and mortgage loans held for sale.
(2) Excludes provision for loan losses.

RATE/VOLUME ANALYSIS

     The banking  industry  often  utilizes  two key ratios to measure  relative profitability of net interest income.  The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on  interest-bearing  sources of funds. The interest rate spread  eliminates the impact of  noninterest-bearing  deposits and gives a direct  perspective  on the effect of market interest rate movements.  The net interest margin is defined as net interest  income as a percent of average total earning assets and takes into account the positive impact of investing noninterest-bearing deposits.

     The net interest spread was 3.98% in 2000, 3.91% in 1999,and 3.62% in 1998, while the net  interest  margin was 4.34% in 2000,  4.22% in 1999,  and 4.11% in
1998.  The increase in the spread in 2000 was  primarily  due to the increase in loans  and the  loan mix  moving  toward  higher  yielding  commercial  loans as discussed  earlier.  The increase in spread in 1999 was  primarily  due to lower rates paid on interest-bearing  liabilities. The table below shows the change in net interest income for the past two years due to changes in volume and rate, on a tax equivalent  basis  (assuming a 34% tax rate).  Variances  resulting from a combination  of changes in rate and volume are  allocated in  proportion  to the absolute dollar amounts of the change in each category.

TABLE 2  RATE/ VOLUME VARIANCE ANALYSIS
                                              2000 Compared to 1999                     1999 Compared to 1998
                                              ---------------------                     ---------------------
                                               Increase (decrease)                       Increase (decrease)
                                               due to changes in                         due to changes in
                                       ------------------------------------      ------------------------------------
                                                       Yield/       Net                          Yield/       Net
                                        Volume          Rate       Change         Volume          Rate       Change
                                                     (in thousands)
Interest income on:
Interest-earning deposits and
federal funds sold                      $  (339)          17         (322)       $   (969)         (27)        (996)

Investment securities:
     Taxable                               (315)         312           (3)           (603)         188         (415)
     Nontaxable                             (83)          (1)         (84)            (84)          (1)         (85)

Loans (including loan fees)               2,742        1,083        3,825             654         (851)        (197)
                                          -----          ---        -----           -----          ---        -----
Total interest income                   $ 2,005        1,411        3,416        $ (1,002)        (691)      (1,693)
                                         ------         ----       ------          ------         ----       ------

Interest expense on:
Deposits:
     Demand                             $   (18)          33           15        $    (84)        (214)        (298)
     Savings                                (69)           -          (69)           (179)        (241)        (420)
     Time                                   903          723        1,626            (800)        (587)      (1,387)
Other borrowings                            137          540          677             956          (62)         894
                                          -----         ----        -----           -----         ----        -----

Total interest expense                      953        1,296        2,249            (107)      (1,104)      (1,211)
                                           ----       ------       ------            ----       ------       ------

Net interest income                     $ 1,052          115        1,167         $  (895)         413         (482)
                                          =====          ===        =====           =====          ===        =====

NONINTEREST INCOME

     Noninterest  income consists  primarily of revenues  generated from service charges  and fees on  deposit  accounts  and  profits  earned  through  sales of insurance and brokerage services. In addition, gains or losses realized from the sale of investment  portfolio  securities  are included in  noninterest  income.
Noninterest  income increased $143,000 or 3.8% in 2000 compared to 1999. Service charges on deposits  decreased  $33,000 or 1.5%.  Gain on the sale of securities increased  $65,000 in 2000  compared to 1999.  In 2000 the  Company  sold equity securities  from its  available  for  sale in 2000  for a net  gain of  $94,000.
Management  periodically  liquidates  securities available for sale to meet loan demand and other liquidity  needs.  Insurance  commissions  were down $64,000 or
8.9%.  Miscellaneous income increased $175,000 or 23.5% in 2000 compared to 1999 primarily  because  of  commissions  from  securities  sales  by  the  brokerage subsidary of the Bank.

     Noninterest  income  decreased  $1.8  million or 33.0% in 1999  compared to
1998.  Service charges on deposits decreased $813,000 or 26.6% primarily because of the loss of  deposit  accounts  associated  with  the sale of three  Wal*Mart branches on December 31, 1998.  Gain on the sale of securities was down $820,000 in  1999  compared  to 1998  due to  limited  sales  of  investment  securities.
Insurance  commissions  were up $111,000 or 18.2% primarily due to the increased sales  volume  of the  insurance  subsidary  of the Bank.  Miscellaneous  income decreased  $322,000 or 30.2% in 1999 compared to 1998 primarily because of lower gains on sales of real estate in 1999  ($93,000  for 1999 vs.  $294,000 in 1998)
and an insurance settlement of $250,000 received in 1998.

NONINTEREST EXPENSE

     Noninterest  expense  decreased  $6.1  million  or 34.6% for the year ended
December 31, 2000  compared to 1999.  This  increase was primarily the result of recognition of the remaining ESOP and MRP expenses in 1999 that were  originally to be incurred  over five years.  ESOP and MRP expense was $6.1  million in 1999 and $2.5 million in 1998.  Salaries and employee benefits increased $366,000 for the year 2000 compared to 1999 because of annnual wage  increases and additional employee  health  expenses  incurred  in 2000.  All other  non-interest  expense decreased in 2000  compared to 1999.  Occupancy  and  equipment  cost  decreased
$89,000 or 6.6%. Deposit insurance premiums decreased $57,000 or 34.8% primarily because  of lower  deposit  balances  reflected  in 1999  from the sale of three
Wal*Mart  branches on December  31,  1998.  Deposit  premiums  are assessed on a lagging basis with  quarterly  assessments  based on the prior two quarters call report. Also, starting January 1, 2000 Financing  Corporation (FICO) assessments by the FDIC on Savings Assocoiation Insurance Fund (SAIF) deposits were assessed at the same rate as the Bank  Insurance  Fund (BIF) which had been one fifth the rate applicable to SAIF funds.  Other operating  expense  decreased  $203,000 or
5.6%  from  lower  data  processing   costs  negotiated  with  the  Bank's  data
proccessing service provider and overall cost control measures.

     Noninterest  expense  increased  $1.5  million  or 9.6% for the year  ended
December 31, 1999  compared to 1998.  This  increase was primarily the result of recognition of the remaining ESOP and MRP expenses in 1999 that were  originally to be amortized  over five years.  ESOP and MRP expense was $3.6 million more in the year ended December 31, 1999 than 1998. All other noninterest  expense items decreased  for the twelve  months ended  December 31, 1999  compared to the same twelve  months  of 1998.  Other  noninterest  expenses  including  salaries  and employee benefits  decreased  $501,000 or 7.4%,  occupancy and equipment expense decreased  $682,000 or 33.6%,  deposit insurance  premiums  decreased $15,000 or
8.4%, and other operating expense decreased  $862,000 or 19.1%.  These decreases in  noninterest  expenses  resulted  primarily  from the sale of three  branches located inside Wal*Mart superstores on December 31, 1998.

INCOME TAXES

     Income tax  expense of $2.5  million or 32.1% was  recognized  for the year ended  December 31, 2000. An income tax benefit of $191,000 was  recognized  for the year ended  December  31,  1999.  Income tax  expense  of $1.3  million  was recognized for the year ended December 31, 1998. The effective tax rate differed from the  expected  34% federal  rate  applied to earnings  before  income taxes
primarily  due  to  tax-exempt   interest  income  and  the  dividends  received
deduction.  Additional  information  regarding the Company's income taxes can be found in Note (8) of the Notes to Consoldiated Financial Statements.

CHANGES IN FINANCIAL CONDITION

     The  Company's  consolidated  assets at December  31, 2000  totaled  $394.5 million, compared to $386.0 million at December 31, 1999. This represents a 2.2%
increase in total assets at year-end 2000.  The average  balance sheet (Table 1)
reflects a $14.2  million or 3.7%  increase in average total assets from 1999 to
2000.  Average  interest-earning  deposits and federal funds sold decreased $6.4 million.  Average investment securities for 2000 decreased $6.2 million compared to 1999.  Average  loans  increased  $29.8  million  or 10.7% from 1999 to 2000.
Average  interest  bearing  deposits  increased  $12.5 million or 4.5%.  Average borrowings increased $2.4 million in the year 2000 compared to 1999.

INVESTMENT SECURITIES

     The Company classifies its securities in one of three categories:  trading, available  for sale or held to  maturity.  There were no trading  securities  at
December  31,  2000,  1999 or  1998.  Securities  held  to  maturity  are  those securities for which the Company has the ability and intent to hold to maturity.
All other securities are classified as available for sale.  Securities available for sale are recorded at fair value. Securities held to maturity are recorded at cost,  adjusted for the  amortization  or  accretion  of premiums or  discounts.
Unrealized  holding  gains  and  losses,  net  of the  related  tax  effect,  on securities  available  for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

     At December  31,  2000,  approximately  58.1% of the  Company's  investment securities and other  investments were comprised of  mortgage-backed  securities that are insured or  guaranteed  by the Federal Home Loan  Mortgage  Corporation
(FHLMC),  Federal National Mortgage  Association  (FNMA), or Government National
Mortgage  Association  (GNMA).  Collateralized  Mortgage  Obligations (CMOs) not
insured or guaranteed by FHLMC,  FNMA or GNMA  comprised  4.4% of the investment portfolio,  U.S. Government agency obligations comprised 11.8%,  preferred stock of FNMA,  FHLMC and Student Loan Mortgage  Association  (SLMA)  comprised 18.7%,
Federal  Home  Loan Bank  (FHLB)  stock  comprised  5.0%,  municipal  securities comprised .2% and common stock  comprised 1.8% of such portfolio at December 31,
2000.

     The  Company's  securities  portfolio  is  managed in  accordance  with the
Company's  Investment  Policy adopted by the Board of Directors and administered by the Asset/Liability  Committee,  which consists of two outside directors, the
President and Chief Executive Officer,  Chief Financial Officer, Chief Operating
Officer,  and  Senior  Vice  President Management  Services.  The  policy  lists
specific  areas  of  permissible   investments  consistent  with  the  Company's
investment  strategy.  Under the Company's policy, at the time of purchase of an investment  security,  management  designates  the  security  as either held for maturity or available  for sale based on the  Company's  investment  objectives, operational  needs and intent.  The Company does not maintain a trading  account
portfolio.   Investment  activities  are  monitored  to  ensure  that  they  are consistent with established guidelines and objectives.

     The  following   table  sets  forth  certain   information   regarding  the
classifications  of the  Company's  investment  securities at December 31, 2000,
1999 and 1998.  Securities classified as available for sale are carried at their estimated  fair value at December  31,  2000.  Securities  held to maturity  are carried  at  amortized  cost at all  respective  dates.  There  were no  trading securities at December 31, 2000, 1999 or 1998.

TABLE 3  CARRYING VALUE OF INVESTMENTS

                                                      2000              1999               1998
                                                      ----              ----               ----
                                                                   (in thousands)
Securities available for sale:
U.S. Treasuries                                   $     --          $      --          $   3,049
U.S. Government agencies                              7,367              6,828             1,005
State, county and municipal                             --                 --              2,184
Mortgage-backed securities                           38,807             43,717            51,646
Equity securities                                    12,715             14,120            13,818
                                                    -------           --------           -------
                                                  $  58,889         $   64,665         $  71,702
                                                    -------           --------           -------

Securities held to maturity:
State, county and municipals                            115                115               115
Mortgage-backed securities                               52                 69               117
                                                        ---                ---               ---
                                                  $     167          $     184         $     232
                                                       ----               ----               ---

Total investment securities                       $  59,056          $  64,849         $  71,934
                                                     ======             ======            ======

     The following table presents the expected  maturity of the total investment securities  portfolio by maturity date and average  yields based upon  amortized cost (for all  obligations  on a fully taxable basis assuming a 34% tax rate) at
December   31,   2000.   It   should   be  noted   that  the   composition   and
maturity/repricing distribution of the investment portfolio is subject to change depending upon rate sensitivity, capital needs and liquidity needs.

TABLE 4  EXPECTED MATURITY OF INVESTMENT SECURITIES

                                                       After one but       After five but
                                 Within one year     within five years    within ten years        After ten years
                                Amount    Yield       Amount   Yield       Amount    Yield        Amount    Yield      Totals
                                ------    -----       ------   -----       ------    -----        ------    -----      ------
                                                                 (dollars in thousands)
Securities held to maturity:
State, county and municipals   $    115     4.55%         -       -             -        -           -          -         115
Mortgage-backed securities            -       -           52    7.82%           -        -           -          -          52
                                  -----    -----       -----    -----      ------    -----      ------      -----      ------
                               $    115     4.55%         52    7.82%           -        -           -          -         167
                                 ======    =====       =====    =====       =====    =====      ======      =====      ======

Securities available for sale:
U.S. Government agencies       $      -        -       2,001    6.92%       1,971    6.92%       3,395      8.00%       7,367
Mortgage-backed securities            -        -           -        -           -        -      38,807      6.71%      38,807
Equity securities:
 FNMA preferred stock             1.986        -           -        -           -        -           -          -       1,986
 SLMA preferred stock             4,944        -           -        -           -        -           -          -       4,944
 FHLMC preferred stock            4,681        -           -        -           -        -           -          -       4,681
 Common Stock                     1,104        -           -        -           -        -           -          -       1,104
                                  -----    -----       -----    -----      ------    -----      ------      -----      ------
                               $ 12,715        -       2,001    6.92%       1,971    6.92%      42,202      6.81%      58,889
                                 ======    =====       =====    =====       =====    =====      ======      =====      ======

LENDING ACTIVITIES

     The Bank has general  authority to originate and purchase  loans secured by real estate, secured or unsecured loans for commercial,  corporate, business, or agricultural purposes and loans for personal, family, or household purposes, and may issue  credit cards and extend  credit in  connection  therewith.  While not restricted by law, the Bank limits its lending activities mainly to the counties in which it has offices.

     At December  31,  2000,  the Bank's  loans-to-one  borrower  limit was $6.9 million for amply secured loans (25% of statutory capital base) and $4.1 million for unsecured loans (15% of statutory capital). Its five largest loans or groups of loans-to-one borrower,  including related entities, at December 31, 2000 were
$5.0 million,  $5.0 million,  $4.7 million,  $4.6 million and $4.4 million.  The first $5.0  million is a  participation  in a loan to fund the  renovation  of a building in Atlanta,  Georgia into  offices.  The second $5.0 million loan is to fund the purchase of a clothing  manufacturing  business  secured by real estate and equipment, inventory, furniture, fixtures, and accounts receivable. The $4.7 million loan is to an assisted  living  retirement  home in Temmessee.  The $4.6 million loan is for a shopping mall in Rome,  Georgia.  The $4.4 million loan is for real estate in Austell and Villa Rica, Georgia. .

     Loan Portfolio Composition.  The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

TABLE 5  LOAN PORTFOLIO
                                                                               December 31,
                                                                              ------------
                                               2000              1999                1998               1997                1996
                                          Amount      %     Amount      %       Amount      %      Amount       %     Amount       %
                                          -------------     -------------       -------------      --------------     --------------
                                                                          (dollars in thousands)
Real estate mortgage loans(1)            $184,352    59%   $179,080     61%    $197,182     74%    $209,836   73%     $203,799   75%
Real estate construction loans             28,091     9      34,072     11       18,853      7       18,016    6        10,760    4
Commercial loans                           71,633    23      52,894     18       20,905      8       16,507    6        10,293    4
Consumer and other installment loans       27,735     9      28,137     10       30,795     11       42,032   15        47,583   17
                                           ------    --      ------     --       ------     --       ------   --        ------   --
Total loans                               311,811   100%    294,183    100%     267,735    100%    286,391   100%      272,435  100%
                                                    ====               ====                ====              ====               ====
Less:  Allowance for loan losses            3,804             3,379               2,880               2,789              2,601
                                            -----             -----               -----               -----              -----
Loans, net                               $308,007          $290,804            $264,855            $283,602           $269,834
                                         ========          ========            ========            ========           ========

(1)Real estate mortgage loans contain commercial loans secured by real estate in the following amounts:
                                             2000              1999                1998                1997               1996
                                             ----              ----                ----                ----               ----
                                       $   46,880         $  69,959           $  74,237           $  78,675        $    47,493

CONTRACTUAL  PRINCIPAL  REPAYMENTS AND INTEREST RATES.  The following table sets forth certain  information  at December 31, 2000  regarding the dollar amount of loans  maturing or repricing in the Bank's  portfolio  based on the  contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated  schedule  of  repayments  and no stated  maturity  or  repricing  and overdrafts are reported as due in one year.

TABLE 6  LOAN PORTFOLIO MATURITIES
                                                                1 year
                                      Less Than                 through                  Over
Loan Type                                1 year                 5 years                5 years                  Total
---------                                ------                 -------                -------                  -----
                                                                       (in thousands)
Commercial                             $ 18,255                $ 25,519               $ 27,859                $71,633
Construction                              5,739                   8,372                 13,980                 28,091
                                         ------                  ------                 ------                 ------
Total                                  $ 23,994                $ 33,891               $ 41,839                $99,724
                                         ======                  ======                 ======                 ======

     The following  table sets forth, as of December 31, 2000, the dollar amount of all loans,  before  net  items,  maturing  or  repricing  after one year from
December  31,  2000  that have  fixed  interest  rates or that  have  adjustable interest rates.

TABLE 7  RATE STRUCTURE FOR LOANS MATURING OVER ONE YEAR

                                         Fixed                Adjustable
Loan Type                                Rates                   Rates                  Total
---------                                -----                   -----                  -----
                                                            (in thousands)
Commercial                              $41,505                 $11,873                $53,378
Construction                              8,372                  13,980                 22,352
                                          -----                   -----                  -----
Total                                   $49,877                 $25,853                $75,730
                                        =======                  ======                =======

     Scheduled  contractual  amortization  of loans does not  reflect the actual term of the Bank's loan  portfolio.  The average life of loans is  substantially less than  their  contractual  terms  because  of  prepayments  and  due-on-sale clauses,  which  give  the  Bank  the  right  to  declare  a  conventional  loan immediately due and payable in the event, among other things,  that the borrower sells the real property subject to the mortgage.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The Bank manages asset quality and controls risk through diversification of the loan  portfolio  and the  application  of policies  designed to foster sound underwriting and loan monitoring practices. The Bank's Asset Review Committee is
charged  with  monitoring  asset  quality,   establishing  credit  policies  and
procedures,  and  enforcing the  consistent  application  of these  policies and procedures  across the Bank.  Loan review  specialists  are charged  with credit reviews and reporting  deviation from policy,  or any change in the quality of a credit,  to the Asset Review Committee and the Executive  Committee of the Board
of Directors.

     The  provision  for loan losses is the annual cost of providing an adequate allowance for anticipated potential future losses on loans. The amount each year is dependent upon many factors including loan growth,  net charge-offs,  changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio  quality,  the value of collateral,  and economic  factors and trends.

     Reviews of non-performing  and past due loans and larger credits,  designed to identify  potential  charges to the  allowance  for loan  losses,  as well as determine the adequacy of the allowance,  are made on a regular basis during the year.

     These reviews are made by the responsible  lending  officers,  as well as a separate  credit review  department,  and consider such factors as the financial strength of borrowers,  the value of the applicable  collateral,  past loan loss experience,  anticipated  loan losses,  growth in the loan portfolio,  and other factors, including prevailing and anticipated economic conditions.

     Whenever a loan,  or portion  thereof,  is  considered  by management to be uncollectible,  it is charged against the allowance for loan losses.  Management believes  the  allowance  for loan losses is  adequate.  While  management  uses available  information  to recognize  losses on loans,  future  additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory  agencies,  as an integral part of their examination process, periodically  review the Banks'  allowance  for loan losses.  Such  agencies may require  the  Bank to  recognize  additions  to the  allowances  based  on their judgments about information available to them at the time of their examination.

     The  allowance  for loan losses  increased by $425,000 in 2000  compared to
1999. The allowance for loan losses as a percentage of total loans  increased to
1.22% in 2000  from  1.15% at year end  1999.  The  allowance  for loan loss was higher for 2000 than 1999 because of the change in the loan  portfolio away from real estate mortgage loans toward higher risk commercial and construction loans, and an increase in the Bank's  consumer  finance  subsidary's  loan portfolio by
$3.8 million in 2000.  The Bank does not  currently  allocate the  allowance for loan losses to the various loan categories.

TABLE 8  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                               Year Ended December 31,
                                                    ------------------------------------------------------------------------------
                                                          2000          1999              1998          1997            1996
                                                          ----          ----              ----          ----            ----
                                                                                (dollars in thousands)
Allowance at beginning of period                          $ 3,379      $ 2,880         $2,789           $2,601          $ 2,291
Provisions                                                    825        1,015            782            2,067            1,143
Charge-offs
     Mortgage loans                                            -            69            199              351               32
     Commercial loans                                          -           110             33               95              117
     Consumer loans                                           667          636            962            1,768              776
                                                              ---          ---            ---            -----              ---

         Total charge-offs                                    667          815          1,194            2,214              925
Recoveries
     Mortgage loans                                             -            8              -               42               25
     Commercial loans                                           -            -              -                -                -
     Consumer loans                                           267          291            503              293               67
                                                               --          ---            ---              ---               --
         Total recoveries                                     267          299            503              335               92
     Net charge-offs                                          400          516            691            1,879              833
                                                              ---          ---            ---            -----              ---
Allowance at end of period                                 $3,804       $3,379         $2,880           $2,789           $2,601
                                                           ======       ======         ======           ======           ======

Allowance for loan losses to total non-performing
 loans at end of period                                    133.80%      267.33%        260.87%          254.00%           41.66%
Allowance for loan losses to average loans at end
 of period                                                   1.24%        1.20%          1.04%            1.00%            0.95%
Net charge-offs to average loans outstanding
 during the period                                           0.13%        0.18%          0.25%            0.67%            0.31%
Average gross loans(1)                                   $307,502     $280,959       $277,063         $279,412         $272,803

(1) Beginning and ending annual period  balances were used to calculate  average gross loans.

ASSET QUALITY AND RISK ELEMENTS

     At December 31, 2000, non-performing assets, comprised of nonaccrual loans, other real estate owned and loans for which  payments are more than 90 days past due,  totaled $2.8 million compared to $1.8 million at year end 1999.

     It is the general policy of the Bank to stop accruing  interest  income and place the  recognition  of  interest  on a cash  basis  when a loan is placed on nonaccrual  status and any  interest  previously  accrued but not  collected  is reversed  against current income.  Loans made by the Bank to facilitate the sale of other real estate are made on terms comparable to loans of similar risk.

     There were no commitments to lend additional  funds on nonaccrual  loans at
December 31, 2000. Table 9 summarizes the Bank's  non-performing assets for each of the last five years.

 TABLE 9 RISK ELEMENTS
                                                                              December 31,
                                                         2000       1999        1998        1997       1996
                                                         ----       ----        ----        ----       ----
                                                                                  (dollars in thousands)
Non-accruing loans:
     Mortgage                                         $ 1,697        686       1,014         752      4,843
     Construction                                           -          -           -         199          -
     Commercial                                             -          -           -           -          -
     Consumer                                              89        578          90         147      1,400

Accruing loans greater than 90 days delinquent:
     Mortgage                                               -          -           -           -          -
     Construction                                           -          -           -           -          -
     Commercial                                             -          -           -           -          -
     Consumer (Finance Subsidary of the Bank)             582          -           -           -          -
                                                        -----      -----       -----       -----      -----
     Total non-performing loans                         2,368      1,264       1,104       1,098      6,243

Real estate owned(1)                                      474        528       5,479       6,628        180
                                                        -----      -----       -----       -----      -----
     Total non-performing assets                      $ 2,842      1,792       6,583       7,726      6,423
                                                        =====      =====       =====       =====      =====

     Total non-performing loans as a
      percentage of total net loans                      0.92%      0.42%       0.39%       2.31%      0.85%

     Total non-performing assets as
      a percentage of total assets                       0.72%      1.68%       1.96%       1.82%      0.76%

(1) Consists of real estate acquired by foreclosure.

         There may be  additional  loans  within the Bank's  portfolio  that may become classified as conditions  dictate;  however,  management was not aware of any such loans that are material in amount at December 31, 2000.

SOURCE OF FUNDS

     GENERAL.  Deposits  are the primary  source of the Bank's funds for lending and other investment purposes.  In addition to deposits,  the Bank derives funds from loan principal  repayments,  principal,  interest and dividend  payments on investments and other sources. Loan repayments are a relatively stable source of funds,  while  deposit  inflows and outflows  are  significantly  influenced  by general  interest  rates  and  market  conditions.  Borrowings  may be used on a short-term  basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     DEPOSITS.  The Bank's  deposits are attracted  principally  from within the
Bank's  primary  market area through the offering of a wide selection of deposit instruments,  including NOW accounts,  money market  accounts,  regular  savings accounts,  and term certificate accounts.  Included among these deposit products are individual retirement account certificates of approximately $44.0 million at
December 31, 2000.  Deposit  account terms vary,  with the principal  references being the minimum  balance  required,  the time periods the funds must remain on deposit and the interest  rate.  As of December 31, 2000,  the  certificates  of deposit with principal amounts of $100,000 or more totaled $71.7 million.

     Interest rates paid, maturity terms,  service fees and withdrawal penalties are  established  by the Bank on a periodic  basis.  Determination  of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     The Bank does not advertise  for deposits  outside its local market area. A listing on the Internet has been established  primarily for people relocating to the Bank's primary market area.

     At  December  31,  2000,  the Bank had  brokered  deposits  totaling  $20.7 million.  These brokered  deposits mature as follows:  $8.7 million on March 23,
2001,  $6.0 million on December  31, 2001 and $6.0 million on July 1, 2002.  The
Bank may use brokered deposits,often a cheaper source of funds compared to other available  sources of borrowed  money,  on a limited basis to satisfy  temporary liquidity needs in the future.

     The following table sets forth the dollar amount of deposits in the various types of deposit programs offered by the Bank at the dates indicated.

TABLE 10 DEPOSITS
                                                               December 31,
                                    2000                           1999                            1998
                           -------------------------     -------------------------      --------------------------
                                          Weighted                      Weighted                       Weighted
                                          Average                       Average                        Average
                              Amount   Interest Rate      Amount      Interest Rate         Amount   Interest Rate
                                                           (dollars in thousands)
Time deposits                $218,569         6.1%       $197,382           5.4%         $188,052          5.6%
Savings accounts               26,281         2.1          29,552           2.1             31,630          2.3

Transaction accounts
NOW and money
     market accounts           52,873         1.7          55,424           2.2             52,644          2.2

Noninterest-
     bearing accounts          14,508         -            13,029             -             13,611             -
                               ------                   ---------                           ------

Total transaction
     accounts                  67,381                      68,453                           66,255
                               ------                   ---------                           ------

Total deposits               $312,231                    $295,387                         $285,937
                             ========                    ========                         ========

     The following table sets forth the maturities of the Bank's certificates of deposit having principal amounts of $100,000 or more at December 31, 2000.

TABLE 11          MATURITIES OF CERTIFICATES OF DEPOSIT OVER $100,000
         Certificates of deposit maturing in:               (in thousands)

         Less than three months                                  $ 17,646
         Three to six months                                        6,894
         Six to 12 months                                          21,023
         Over 12 months                                            26,165
                                                                   ------
              Total certificates of deposit with
               balances of $100,000 or more                      $ 71,728
                                                                   ======

     BORROWINGS.  The Bank may obtain advances from the FHLB of Atlanta upon the security  of its FHLB of Atlanta  stock and  certain  of the Bank's  residential mortgage loans, provided certain standards related to creditworthiness have been met.  During  the year 2000 the Bank  specifically  pledged  certain  commercial mortgage  loans and the Bank's home equity  loans as  additional  collateral  to increase the available  creidt from FHLB Atlanta.  At December 31, 2000 the bank had unused  available  credit with FHLB of  approximately  $19.3  million.  FHLB advances are made pursuant to several credit programs with different  maturities and rates.

     The Bank had $45.2  million in FHLB  advances  outstanding  at December 31,
2000.  Fixed rate advances totaled $11.7 million with a weighted average rate of
6.27%. Daily rate advances totaled $33.5 million at December 31, 2000.

     The following  table sets forth the maximum  month-end  balance and average balance of the Bank's FHLB advances during the periods indicated.  See also Note
(6) to the Consolidated Financial Statements.

TABLE 12 FHLB ADVANCES
                                                                Year Ended December 31,
                                                                -----------------------
                                                     2000               1999                 1998
                                                     ----               ----                 ----
                                                               (dollars in thousands)
Maximum balance                                    $61,118             $42,945              $45,055
Average balance                                     55,360              53,498               37,564
Weighted average interest rate
         during year                                  6.46%               5.43%                5.45%
Balance outstanding at year-end                    $45,245             $52,345              $42,945
Weighted average interest rate
         at year-end                                  6.33%               5.54%                5.37%

     On January 11, 2001 the Bank  converted  the $33.5  million FHLB daily rate credit to a ten year convertible  advance with interest of 4.43% fixed until the first  call date on January  13,  2003.  This  convertible  advance is  callable quarterly thereafter.

     The Bank was  extended a federal  funds  accommodation  (Accommodation)  by another financial institution in the amount of $7.0 million.  Advances under the
Accommodation are advances of federal funds at the lending institution's federal funds rate paid to its  respondent  banks plus .25% with a maturity  of the next banking day. The Accommodation may be terminated by the financial institution at its sole  discretion.  At Decemember  31, 2000 the Bank had advances  under this
Accommodation of $530,000.

     The Company  also has an available  line of credit from  another  financial institution  against  which the Company  pledged all the issued and  outstanding shares of capital  stock owned of the Bank.  At  December  31, 2000 there was no outstanding  balance on this note. The note payable bears interest at prime less one percent payable quarterly with the entire  outstanding  balance due December
2, 2001.

INTEREST RATE SENSITIVITY MANAGEMENT

     The absolute  level and volatility of interest rates can have a significant impact on the  Company's  profitability.  The  objective  of interest  rate risk management is to identify and manage the  sensitivity of net interest  income to changing  interest  rates in order to achieve the  Company's  overall  financial
goals.   Based  on  economic   conditions,   asset  quality  and  various  other
considerations,  management  establishes  tolerance  ranges  for  interest  rate sensitivity and manages within these ranges.

     On February 27, 1998 the Bank purchased an interest rate cap. This interest rate  cap was  purchased  as part of an  arbitrage  transaction  where  the Bank borrowed $40 million of FHLB 7 yr./2 yr.  callable  advances,  and purchased $40 million in bonds.

     The  Company  uses  income  simulation  modeling  as the  primary  tool  in measuring interest rate risk and managing interest rate sensitivity.  Simulation modeling  considers not only the impact of changing  market rates of interest on future net interest income,  but also such other potential causes of variability as earning asset volume, mix, yield curve  relationships,  customer  preferences and general market conditions.

     Interest rate sensitivity is a function of the repricing characteristics of
the   Company's   portfolio   of  assets  and   liabilities.   These   repricing
characteristics are the time frames within which the interest bearing assets and liabilities  are  subject to change in  interest  rates  either at  replacement, repricing  or  maturity  during  the  life  of the  instruments.  Interest  rate
sensitivity   management  focuses  on  the  maturity  structure  of  assets  and liabilities  and their  repricing  characteristics  during periods of changes in market interest rates.  Effective interest rate sensitivity  management seeks to ensure that both  assets and  liabilities  respond to changes in interest  rates within an acceptable  timeframe,  thereby minimizing the effect of interest rate movements on net interest  income.  Interest rate sensitivity is measured as the difference  between  the  volumes of assets  and  liabilities  in the  Company's current  portfolio  that are  subject to  repricing  at various  time  horizons:
immediate through three months,  four to twelve months,  one to five years, over five years,  and on a cumulative  basis.  The  differences are known as interest sensitivity  gaps. Table 13 shows interest  sensitivity gaps for these different intervals as of December 31, 2000. Table 13 is derived primarily from the Bank's internal  asset  liability  model and assumes  amortization  and  prepayments on mortgage  backed  securities.  Therefore,  totals in Table 13 may not agree  with maturities  disclosed elsewhere in maturities  schedules and in the notes to the audited financial statements.

TABLE 13          INTEREST RATE SENSITIVITY ANALYSIS

                                                      Immediate       Four Through      One Through
                                                    Through Three        Twelve            Five              Over
                                                       Months            Months            Years          Five Years        Totals
                                                       ------            ------            -----          ----------        ------
                                                                                 (dollars in thousands)
Interest earning assets:
   Interest bearing deposits and federal funds sold   $     733                -                 -                -             733
   Investment securities                                  1,468            2,961            21,273           33,354          59,056
   Other investments                                      3,112                -                 -                -           3,112
   Loans (including mortgage loans held for sale)        98,896           86,644            92,640           29,884         308,064
                                                        -------          -------           -------          -------         -------
Total interest-earning assets                         $ 104,209           89,605           113,913           63,238         370,965
                                                        =======          =======           =======          =======         =======
   Interest-bearing demand and savings deposits       $  11,843           34,738            32,369              204          79,154
   Time deposits                                         44,730           99,259            74,301              279         218,569
   Note payable & other borrowings                       34,403           10,000             1,745                -          46,148
                                                        -------          -------           -------          -------         -------
Total interest-bearing liabilities                    $  90,976          143,997           108,414              483         343,871
                                                        =======          =======           =======          =======         =======
Interest sensitivity gap per period                   $  13,233          (54,392)            5,498           62,755

Cumulative interest sensitivity gap                   $  13,233          (41,159)          (35,661)          27,094

Cumulative gap as a percentage of total
   interest-earning assets                               12.70%           (45.93)%          (31.31)%          42.84%

Cumulative interest-earning assets as a percentage
   of cumulative interest-bearing liabilities           114.55%            82.48%            89.61%           53.98%

     As seen in the preceding  table,  for the first 365 days,  68.3% of earning asset  funding  sources will reprice  compared to 52.3% of all  interest-earning assets.  Changes  in the mix of earning  assets or  supporting  liabilities  can either increase or decrease the net interest margin without  affecting  interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting  liability can vary  significantly  while the timing of repricing for both the asset and the liability  remains the same,  thus impacting net interest income.  This  characteristic is referred to as basis risk and generally relates to the possibility that the repricing  characteristics of short-term assets tied to the  Company's  prime  lending rate are  different  from those of  short-term funding sources such as certificates of deposit.

     Varying  interest  rate  environments  can  create  unexpected  changes  in prepayment  levels of assets  and  liabilities  which are not  reflected  in the
interest  rate  sensitivity   analysis  report.   These   prepayments  may  have
significant  effects on the  Company's  net  interest  margin.  Because of these factors an interest sensitivity gap report may not provide a complete assessment of the Company's exposure to changes in interest rates.

     Table 13 indicates the Company is in an liability sensitive or negative gap position at twelve months.  This liability  sensitive  position would  generally indicate that the Company's net interest  income would decrease  should interest rates rise and would  increase  should  interest  rates fall. Due to the factors cited previously,  current simulation results indicate only minimal  sensitivity to parallel shifts in interest rates. Management also evaluates the condition of the economy,  the pattern of market  interest  rates and other  economic data to determine  the  appropriate  mix and  repricing  characteristics  of assets  and liabilities required to produce an optimal net interest margin.

LIQUIDITY AND CAPITAL RESOURCES

     The objective of liquidity  management is to ensure that sufficient funding is available,  at reasonable cost, to meet the ongoing operational cash needs of the Company and to take  advantage  of income  producing  opportunities  as they arise.  While the desired level of liquidity  will vary depending upon a variety of  factors,  it is the  primary  goal of the bank to  maintain  a high level of liquidity in all economic environments. Liquidity is defined as the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing  liabilities.  Liquidity  management involves  maintaining  the  Company's  ability  to meet the day to day cash flow requirements of the Company's customers,  whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.  Without proper  liquidity  management,  the  Company  would not be able to  perform  the primary functions of a financial intermediary and would, therefore,  not be able to meet the needs of the communities it serves.

     The  primary  function  of asset and  liability  management  is not only to assure  adequate  liquidity  in order for the  Company  to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive  liabilities so that the Company can also meet the investment  returns  anticipated by its  shareholders.  Daily  monitoring of the sources and use of funds is necessary to maintain an  acceptable  cash  position that  meets  both  requirements.  In a  banking  environment,  both  assets  and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments,  maturities of investment securities and, to a lesser
extent,  sales  of  securities.   Installment  loan  payments  are  becoming  an
increasingly  important  source of liquidity  for the Company as this  portfolio continues to grow.  Loans that mature or reprice in one year or less amounted to
$185.5 million at December 31, 2000.  Investment securities maturing in the same time frame totaled $4.4 million.  Other short-term  investments such as federal funds  sold  and  maturing  interest  bearing  deposits  with  other  banks  are additional sources of liquidity funding.

     The  liability  portion of the balance  sheet  provides  liquidity  through various customers'  interest bearing and  noninterest-bearing  deposit accounts.
These sources of liquidity are short-term in nature and are used as necessary to fund  asset  growth  and meet  short-term  liquidity  needs.  Liquidity  is also provided by advances  from the FHLB of Atlanta and federal  funds  accomodations from other lending institutions.

     As  disclosed  in the  Company's  Consolidated  Statements  of  Cash  Flows
included  in  the  Consolidated  Financial  Statements,  net  cash  provided  by operating  activities  was $7.6 million for the twelve months ended December 31,
2000 compared to $6.2 million for the same twelve months in 1999.  Net cash used of $10.2 million in 2000 by investing activities resulted primarily from the use of cash to fund a net  increase in loans of $18.2  million.  Net  proceeds  from sales,  maturities  and purchases of securities and other  investments  provided
$9.0 million of net cash proceeds. The sale of real estate provided $219,000 and purchases of premises and equipment used $1.4 million (primarily construction on the new Hiram branch discussed under Item 2.  Properties).  Sales of real estate and  repossessions  provided  $175,000.  Net  financing  activites  used cash of
$233,000 in 2000. Deposits increased $16.8 million,  primarily from the brokered deposits mentioned  priviously.  Proceeds from note payable and other borrowings less payments on note payable and other  borrowings  used $10.1 million in cash.
Federal funds purchased from another financial institution by the Bank decreased
$4.8 million at December 31, 2000 compared to the year end 1999.  Cash dividends paid totaled $1.5 million and treasury stock purchases were $658,000 in 2000.

     Management considers the Company's liquidity position at the end of 2000 to be sufficient to meet its  foreseeable  cash flow  requirements  for the next 12 months.  Reference should be made to the  Consolidated  Statements of Cash Flows appearing in the Consolidated  Financial Statements for a three-year analysis of the changes in cash and cash equivalents resulting from operating, investing and financing activities.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial  statements and related  financial data presented herein have been  prepared in  accordance  with GAAP,  which  requires  the  measurement  of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

     Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial  institution's  performance than does the effect of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The  Company's  net  interest  income and the fair  value of its  financial instruments  (interest  earning  assets and interest  bearing  liabilities)  are influenced by changes in market interest rates. The Company actively manages its exposure to interest  rate  fluctuations  through  policies  established  by its
Asset/Liability  Committee  (the  "ALCO").  The  ALCO  meets  regularly  and  is responsible for approving  asset/liability  management policies,  developing and implementing  strategies to improve  balance sheet  positioning and net interest income and assessing the interest rate sensitivity of the Bank.

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

     The Company's ALCO policy requires that a 100 basis point shift in interest rates should not result in a decrease of net interest  income of more than 5% of capital. The information  presented in Table 13 is based on the same assumptions set forth in the ALCO policy.

                   Net Interest Income Sensitivity
                            (in thousands)

                                                                           Percent Increase (Decrease) in
                                                                           Interest Income/Expense Given
                                            Principal/Notional             Immediate and Sustained
                                            Amounts of Earning             Parallel Interest Rate Shifts
                                            Assets, Interest Bearing       ---------------------------
                                            Liabilities at                 Down 100       Up 100
                                            December 31, 2000              Basis Points   Basis Points
                                            -----------------              ------------   ------------
Assets repricing in
         One year or less                       $206,824
         Over one year                           164,141
                                                 -------
                  Total                         $370,965                      (.10)%           .25%
                                                 =======

Liabilities repricing in
         One year or less                       $252,350
         Over one year                            91,037
                                                 -------
                  Total                         $343,387                      (.05)%           .81%
                                                 =======                       ---             ---
Net interest sensitivity                                                      (.05)%          (.56)%
                                                                               ===             ===

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         COMMUNITY FIRST BANKING COMPANY

                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                 (with Independent Accountants' Report thereon)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Community First Banking Company

We have audited the accompanying  consolidated balance sheets of Community First
Banking  Company  and  subsidiaries  as of December  31, 2000 and 1999,  and the related consolidated statements of earnings, comprehensive income, stockholders'
equity,  and cash flows for each of the three years in the period ended December
31, 2000. The consolidated  financial  statements are the  responsibility of the
Company's  management.  Our  responsibility  is to  express  an opinion on these consolidated financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  generally   accepted  auditing
standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management as well as evaluating the overall financial  statement  presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the financial  position of Community  First
Banking  Company  and  subsidiaries  as of December  31, 2000 and 1999,  and the results of their  operations and their cash flows for each of the three years in the period ended  December 31,  2000,  in  conformity  with  generally  accepted accounting principles.

                                        /s/ Porter Keadle Moore, LLP

Atlanta, Georgia
February 23, 2001

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                                                                                         2000         1999
                                                                                                         ----         ----
                                                                                                            (in thousands)
                                                                 Assets
Cash and due from banks, including reserve requirements
   of $2,185,000 and $2,119,000                                                                        $ 6,885        9,252
Interest-bearing deposits in financial institutions                                                        533          925
Federal funds sold                                                                                         200          220
                                                                                                       -------      -------
        Cash and cash equivalents                                                                        7,618       10,397

Securities available for sale                                                                           58,889       64,665
Securities held to maturity                                                                                167          184
Other investments                                                                                        3,112        3,173
Mortgage loans held for sale                                                                                57           59
Loans, net                                                                                             308,007      290,804
Premises and equipment, net                                                                              8,004        7,516
Accrued interest receivable                                                                              3,537        3,005
Other real estate and repossessions                                                                        474          528
Other assets                                                                                             4,641        5,717
                                                                                                       -------      -------
                                                                                                     $ 394,506      386,048
                                                                                                       =======      =======
                                                        Liabilities and Stockholders' Equity
Deposits:
   Demand                                                                                             $ 14,508       13,029
   Interest-bearing demand                                                                              52,873       55,424
   Savings                                                                                              26,281       29,552
   Time                                                                                                146,841      144,347
   Time, over $100,000                                                                                  71,728       53,035
                                                                                                       -------      -------
        Total deposits                                                                                 312,231      295,387

Note payable and other borrowings                                                                       45,245       55,345
Federal funds purchased                                                                                    903         5,684
Accrued interest payable and other liabilities                                                           4,431        2,433
                                                                                                       -------      -------
        Total liabilities                                                                              362,810      358,849
                                                                                                       -------      -------
Commitments
Stockholders' equity:
   Convertible preferred stock, $.01 par value, 96,542 shares
      authorized, issued and outstanding at December 31, 1999                                            -                1
   Common stock, $.01 par value, 10,000,000 shares authorized,
      3,282,054 shares issued, 2,944,789 and 2,789,448 shares outstanding                                   33           33
   Additional paid-in capital                                                                           10,846       14,663
   Retained earnings                                                                                    29,074       25,842
   Accumulated other comprehensive loss, net of tax                                                     (1,591)      (3,514)
                                                                                                       -------      -------
                                                                                                        38,362       37,025
   Less treasury stock at cost, 337,265 and 492,606 shares                                              (6,666)      (9,826)
                                                                                                       -------      -------
        Total stockholders' equity                                                                      31,696       27,199
                                                                                                       -------      -------
                                                                                                     $ 394,506      386,048
                                                                                                       =======      =======

See accompanying notes to consolidated financial statements.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES
                       Consolidated Statements of Earnings
              For the Years Ended December 31, 2000, 1999 and 1998
                                                                                                 2000       1999       1998
                                                                                                 ----       ----       ----
                                                                                                     (in thousands except
                                                                                                        per share data)
Interest income:
   Interest and fees on loans                                                                $ 29,531     25,706     25,903
   Interest-bearing deposits and federal funds sold                                               118        440      1,436
   Interest and dividends on investment securities:
      U.S. Treasury                                                                             -             89        180
      U.S. Government agencies and mortgage-backed                                              4,021      3,945      4,249
      State, county and municipals                                                                  5         61        117
      Other                                                                                       325        315        335
                                                                                              -------    -------    -------
             Total interest income                                                             34,000     30,556     32,220
                                                                                              -------    -------    -------
Interest expense:
   Interest on deposits:
      Demand                                                                                    1,180      1,165      1,463
      Savings                                                                                     580        649      1,069
      Time                                                                                     11,959     10,333     11,720
                                                                                              -------    -------    -------
                                                                                               13,719     12,147     14,252
   Interest on note payable and other borrowings                                                3,965      3,288      2,394
                                                                                              -------    -------    -------
             Total interest expense                                                            17,684     15,435     16,646
                                                                                              -------    -------    -------
             Net interest income                                                               16,316     15,121     15,574
Provision for loan losses                                                                         825      1,015        782
                                                                                              -------    -------    -------
             Net interest income after provision for loan losses                               15,491     14,106     14,792
                                                                                              -------    -------    -------
Noninterest income:
   Service charges on deposits                                                                  2,215      2,248      3,061
   Gains on sales of securities available for sale                                                105         40        860
   Insurance commissions                                                                          656        720        609
   Miscellaneous                                                                                  920        745      1,067
                                                                                              -------    -------    -------
             Total noninterest income                                                           3,896      3,753      5,597
                                                                                              -------    -------    -------
Noninterest expense:
   Salaries and employee benefits                                                               6,685      6,319      6,820
   ESOP and MRP expense                                                                         -          6,100      2,502
   Occupancy and equipment                                                                      1,260      1,349      2,031
   Deposit insurance premiums                                                                     107        164        179
   Other operating                                                                              3,441      3,644      4,506
                                                                                              -------    -------    -------
             Total noninterest expense                                                         11,493     17,576     16,038
                                                                                              -------    -------    -------
             Earnings before income taxes                                                       7,894        283      4,351
Income tax (benefit) expense                                                                    2,535       (191)     1,348
                                                                                              -------    -------    -------
         Net earnings                                                                       $   5,359        474      3,003
                                                                                              =======    =======    =======
Basic earnings per share                                                                   $     1.90       0.18       0.87
                                                                                              =======    =======    =======
Diluted earnings per share                                                                 $     1.90       0.17       0.82
                                                                                              =======    =======    =======

See accompanying notes to consolidated financial statements.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
              For the Years Ended December 31, 2000, 1999 and 1998
                                                                                                  2000       1999       1998
                                                                                                  ----       ----       ----
                                                                                                       (in thousands)

Net earnings                                                                                   $ 5,359       474      3,003
                                                                                                 -----     -----      -----
Other comprehensive income, net of tax:
    Unrealized gains (losses) arising during the year on securities
      available for sale                                                                         2,997    (4,442)    (3,295)
    Less income tax effect of gains (losses)                                                     1,139    (1,688)    (1,252)
                                                                                                 -----     -----      -----

       Unrealized gains (losses) arising during the year, net of tax                             1,858    (2,754)    (2,043)
                                                                                                 -----     -----      -----

    Reclassification adjustment for gains included in net earnings                                 105        40        860
    Less income tax effect of reclassification adjustments                                          40        15        327
                                                                                                 -----     -----      -----
       Reclassification adjustment for gains included in
           net earnings, net of tax                                                                 65        25        533
                                                                                                 -----     -----      -----
              Other comprehensive income (loss)                                                  1,923    (2,729)    (1,510)
                                                                                                 -----     -----      -----
Comprehensive income (loss)                                                                    $ 7,282    (2,255)     1,493
                                                                                                 =====     =====      =====

See accompanying notes to consolidated financial statements.
                                       -7-

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
              For the Years Ended December 31, 2000, 1999 and 1998
                                                                                             Accumulated
                                                                                                 Other
                                                          Additional   Unearned              Comprehensive
                                       Preferred  Common   Paid-in     ESOP and    Retained  Income (Loss),    Treasury
                                         Stock     Stock   Capital    MRP Shares   Earnings    Net of Tax        Stock       Total
                                         -----     -----   -------    ----------   --------    ----------        -----       -----
                                                                         (in thousands)

Balance, December 31, 1997             $   -         24    47,040       (3,476)     24,725         725            -         69,038
Purchase of treasury stock                 -         -       -             -           -            -          (45,435)    (45,435)
Retirement of treasury stock               -         (8)  (36,406)         -           -            -           36,414         -
Cash dividends declared
     ($.35 per share)                      -          -      -             -        (1,100)         -             -         (1,100)
Issuance of preferred stock
     and grant of MRP shares               1          -     2,063       (2,064)        -             -             -            -
Release of ESOP and MRP shares,
      net of tax of $440                   -          -       784        1,344         -             -             -         2,128
Change in accumulated other
     comprehensive income
     (loss), net of tax                    -          -       -            -           -          (1,510)          -        (1,510)
Net earnings                               -          -       -            -         3,003            -            -         3,003
Retroactive restatement for
     100% stock dividend
     declared on January 21, 1999          -          17      -            -           (17)           -            -            -
                                        ----        ----   -------    --------     -------        -------      --------    -------

Balance, December 31, 1998                 1          33   13,481       (4,196)     26,611          (785)       (9,021)     26,124
Purchase of treasury stock                 -          -       -            -           -              -           (805)       (805)
Cash dividends declared
     ($.5125 per share)                    -          -       -            -        (1,243)           -            -        (1,243)
Release of ESOP and MRP shares,
     net of tax of $843                    -          -     1,182        4,196         -              -            -         5,378
Change in accumulated other
     comprehensive income
     (loss), net of tax                    -          -       -            -           -          (2,729)          -        (2,729)
Net earnings                               -          -       -            -           474            -            -           474
                                        ----        ----   -------    --------     -------        -------      --------    -------

Balance, December 31, 1999                 1         33    14,663          -        25,842        (3,514)        (9,826)    27,199
Purchase of treasury stock                 -          -       -            -           -              -            (658)      (658)
Cash dividends declared
     ($.745 per share)                     -          -       -            -        (2,127)           -             -       (2,127)
Conversion of preferred stock
      into common stock                   (1)         -    (3,817)         -           -              -           3,818         -
Change in accumulated other
      comprehensive income
       (loss), net of tax                  -          -       -            -           -           1,923            -        1,923
Net earnings                               -          -       -            -         5,359            -             -        5,359
                                        ----        ----   -------    --------     -------        -------      --------    -------

Balance, December 31, 2000             $   -         33    10,846          -        29,074        (1,591)        (6,666)    31,696
                                        ====        ====   =======    ========     =======        =======      ========    =======

See accompanying notes to consolidated financial statements.
                                      -16-

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999 and 1998
                                                                                              2000         1999        1998
                                                                                              ----         ----        ----
                                                                                                      (in thousands)
Cash flows from operating activities:
   Net earnings                                                                            $ 5,359          474       3,003
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation, amortization and accretion                                              900        1,125         954
         Provision for loan losses                                                             825        1,015         782
         ESOP and MRP compensation expense                                                     -          6,100       2,502
         Deferred income tax expense (benefit)                                                 346       (1,588)      1,213
         Gains on sales of securities available for sale                                      (105)         (40)       (860)
         Loss (gain) on sales of premises, equipment and other assets, net                     (74)         (94)       (294)
         Gain on sale of branches                                                              -            -          (100)
         Change in (net of effect of sale of branches in 1998):
             Mortgage loans held for sale                                                        2          140         590
             Accrued interest receivable                                                      (532)        (447)        611
             Other assets                                                                     (540)      (1,767)     (2,569)
             Accrued interest payable                                                        1,228          174       1,293
             Other liabilities                                                                 231        1,083      (1,730)
                                                                                            ------       ------      ------
                    Net cash provided by operating activities                                7,640        6,175       5,395
                                                                                            ------       ------      ------
Cash flows from investing activities (net of effect of sale of branches in 1998):
   Proceeds from sales of securities available for sale                                      4,364        8,301      51,953
   Proceeds from sales or redemption of other investments                                      501          -           -
   Proceeds from maturities of securities available for sale                                 4,824        7,362      25,780
   Proceeds from maturities of securities held to maturity                                      17           47       5,805
   Purchases of other investments                                                             (440)        (845)        (59)
   Purchases of securities available for sale                                                 (296)     (13,113)   (101,208)
   Net change in loans                                                                     (18,170)     (26,993)     17,226
   Proceeds from sales of real estate and repossessions                                        175        5,154       2,299
   Improvements to other real estate and repossessions                                         -            (82)       (167)
   Proceeds from sales of premises and equipment                                               219          141         958
   Purchases of premises and equipment                                                      (1,380)        (298)     (1,047)
                                                                                            ------       ------      ------
                    Net cash provided (used) by investing activities                       (10,186)     (20,326)      1,540
                                                                                            ------       ------   ---------
Cash flows from financing activities (net of effect of sale of branches in 1998):
   Net change in deposits                                                                   16,844        9,450        (711)
   Proceeds from note payable and other borrowings                                           9,000       10,000      45,000
   Payments of note payable and other borrowings                                           (19,100)      (2,600)     (2,550)
   Net change in federal funds purchased                                                    (4,781)       5,684         -
   Cash dividends paid                                                                      (1,538)      (1,556)       (787)
   Payments of subordinated debentures                                                         -           (900)        -
   Payment for sale of branches                                                                -        (27,461)        -
   Purchases of treasury stock                                                                (658)        (805)    (45,435)
                                                                                            ------       ------      ------
                    Net cash provided (used) by financing activities                          (233)      (8,188)     (4,483)
                                                                                            ------       ------      ------
                    Net change in cash and cash equivalents                                 (2,779)     (22,339)      2,452
Cash and cash equivalents at beginning of year                                              10,397       32,736      30,284
                                                                                            ------       ------      ------
Cash and cash equivalents at end of year                                                 $   7,618       10,397      32,736
                                                                                           =======       ======      ======

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, continued
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                                                 2000       1999       1998
                                                                                                 ----       ----       ----
                                                                                                      (in thousands)
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:

      Interest                                                                               $ 16,456     15,261     15,353
      Income taxes                                                                           $  2,778      1,534      1,250

Noncash investing and financing activities:
   Real estate acquired through foreclosure                                                  $    522        157      1,254
   Loans to facilitate sales of real estate                                                  $    367        129        531
   Issuance of preferred stock and simultaneous grant of MRP shares                          $   -          -         2,064
   Retirement of treasury stock                                                              $   -          -        36,414
   Payable for sale of branches                                                              $   -          -        27,461
   Change in accumulated other comprehensive income (loss), net of tax                       $ (1,923)     2,729     (1,510)
   Change in dividend payable                                                                $    589      (313)       313
   Conversion of preferred stock into common stock                                           $  3,818       -          -

See accompanying notes to consolidated financial statements.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        Organization
        ------------
        Community  First Banking  Company (the "Company") was organized in March
        1997 to become the holding company for Carrollton  Federal Bank pursuant to a Plan of Conversion and Reorganization (the  "Conversion").  As part of the Conversion,  CF Mutual  Holdings  ("Mutual") was converted from a federally chartered mutual holding company to an interim federal savings bank and  simultaneously  merged with and into Carrollton  Federal Bank, pursuant to which  Mutual  ceased to exist and  Carrollton  Federal Bank became a wholly owned  subsidiary  of the Company.  The  Conversion  was accounted  for at  historical  cost in a manner  similar to a pooling of interests.

        On June 27, 1997,  the Conversion to a stock holding  company  organized under the laws of the State of Georgia,  the  issuance of common  stock, and the dissolution of Mutual were completed.  In connection  therewith, the Company sold  4,827,124  shares of common stock,  par value $.01 per share, at an initial price of $10 per share (after giving effect to 100%
        stock dividend  described in note 9) in a subscription  offering.  Costs associated with the Conversion were approximately $1,453,000,  including underwriting fees.

        On December 28, 1997,  Carrollton  Federal  Bank, a federally  chartered stock savings bank,  converted its charter to the Georgia  Department of
        Banking and Finance and concurrently changed its name to Community First
        Bank  (the  "Bank").  The Bank will  subsequently  be  regulated  by the
        Georgia  Department of Banking and Finance and is insured and subject to the regulation of the Federal Deposit Insurance Corporation.  As part of the  charter  conversion,  the  Company  became a member of the  Federal
        Reserve  System and,  accordingly,  is subject to the  regulation by the
        Federal Reserve under the Bank Holding Company Act.

        The Bank continues to provide a full range of customary banking services throughout Carroll,  Douglas,  Heard,  Haralson and Paulding counties in
        Georgia.

        Basis of Presentation and Reclassification
        ------------------------------------------
        The  consolidated  financial  statements  include  the  accounts  of the
        Company, the Bank, CFB Insurance Agency,  Inc., CFB Financial,  Inc. and
        CFB  Securities,   Inc.  All  significant   intercompany   accounts  and
        transactions have been eliminated in  consolidation.  Certain prior year
        amounts  have  been   reclassified   to  conform  to  the  current  year
        presentation.

        The accounting  principles followed by the Company and its subsidiaries, and the methods of applying  these  principles,  conform with  generally accepted  accounting  principles  ("GAAP")  and with  general  practices within the  banking  industry.  In  preparing  financial  statements  in conformity  with GAAP,  management  is  required to make  estimates  and
        assumptions   that  affect  the  reported   amounts  in  the   financial
        statements.   Actual  results  could  differ  significantly  from  those estimates.  Material  estimates  common to the banking industry that are particularly susceptible to significant change in the near term include, but are not  limited to, the  determination  of the  allowance  for loan losses,  the valuation of real estate  acquired in connection with or in lieu of  foreclosure  on loans,  the  valuation  allowance  for mortgage
        servicing   rights  and  valuation   allowances   associated   with  the
        realization  of deferred  tax assets  which are based on future  taxable income.

        Cash and Cash Equivalents
        -------------------------
        Cash  equivalents  include  amounts  due  from  banks,  interest-bearing deposits in financial  institutions  and federal funds sold.  Generally, federal funds are sold for one-day periods.

        Investment Securities
        ---------------------
        The  Company  classifies  its  securities  in one of  three  categories:
        trading,  available for sale, or held to maturity. There were no trading securities  at December 31, 2000 and 1999.  Securities  held to maturity are those  securities  for which the Bank has the  ability and intent to hold to maturity.  All other  securities are classified as available for sale.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
        Investment Securities, continued
        ---------------------
        Securities  available  for sale are  recorded at fair value.  Securities held to maturity are recorded at cost,  adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related  tax effect,  on  securities  available  for sale are excluded  from  earnings  and are  reported as a separate  component  of stockholders'  equity until  realized.  Transfers of securities  between categories  are  recorded  at  fair  value  at  the  date  of  transfer.
        Unrealized   holding  gains  or  losses  associated  with  transfers  of securities from held to maturity to available for sale are recorded as a separate component of stockholders' equity.

        A  decline  in the  market  value of any  available  for sale or held to maturity  investment  below cost that is deemed other than  temporary is charged to earnings and establishes a new cost basis for the security.

        Premiums and  discounts  are  amortized or accreted over the life of the related  security  as an  adjustment  to the yield.  Realized  gains and losses are  included in  earnings  and the cost of  securities  sold are derived using the specific identification method.

        Other Investments
        -----------------
        Other  investments  include  Federal Home Loan Bank  ("FHLB")  stock and other equity securities with no readily  determinable fair value.  These investment securities are carried at cost and include stock dividends.

        Interest Rate Cap Agreement
        ---------------------------
        Interest rate cap agreements ("Caps"),  which are used by the Company in the  management of interest  rate  exposure on certain  interest-bearing liabilities,  are accounted for on an accrual  basis.  Premiums paid for
        Caps are being amortized to interest expense over the terms of the Caps.
        Unamortized  premiums are  included in other assets in the  consolidated balance  sheet.  Amounts to be received under the Caps are accounted for on an  accrual  basis and are  recognized  as a  reduction  of  interest expense.

        Mortgage Loans Held for Sale
        ----------------------------
        Mortgage loans  originated and intended for sale in the secondary market are carried at the lower of aggregate  cost or market value.  The amount by which cost  exceeds  market  value is  accounted  for as a  valuation allowance.  Changes,  if any, in the valuation allowance are included in the  determination  of net  earnings  in the  period in which the change occurs. Gains and losses from the sale of loans are determined using the specific identification method.

        Loans, Loan Fees and Interest Income
        ------------------------------------
        Loans  that  management  has the  intent  and  ability  to hold  for the foreseeable  future or until maturity are reported at their  outstanding unpaid  principal  balances,  net  of the  allowance  for  loan  losses, deferred fees or costs on originated  loans and unamortized  premiums or discounts on purchased loans.

        Loan fees and certain direct loan  origination  costs are deferred,  and the  net  fee or  cost  is  recognized  in  interest  income  using  the level-yield method over the contractual lives of the loans, adjusted for
        estimated   prepayments  based  on  the  Bank's  historical   prepayment
        experience.  Commitment  fees and costs  relating to  commitments  whose likelihood  of exercise  is remote are  recognized  over the  commitment period on a  straight-line  basis.  If the  commitment  is  subsequently exercised  during  the  commitment  period,  the  remaining  unamortized commitment  fee at the time of exercise is  recognized  over the life of the loan as an  adjustment  to the  yield.  Premiums  and  discounts  on purchased  loans are  amortized  over the  remaining  lives of the loans using the  level-yield  method.  Fees arising from  servicing  loans for others are recognized as earned.

        A loan is considered  impaired when,  based on current  information  and events, it is probable that all amounts due according to the contractual terms of the loan  agreement  will not be collected.  Impaired loans are measured  based on the  present  value of  expected  future  cash flows, discounted  at the  loan's  effective  interest  rate  or at the  loan's observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. Interest income from impaired loans is recognized using the cash basis method of accounting.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
        Allowance for Loan Losses
        -------------------------
        The allowance for loan losses is established through provisions for loan losses charged to expense.  Loans are charged  against the allowance for loan  losses  when  management  believes  that  the  collection  of  the principal is unlikely. The allowance is an amount which, in management's judgment,  will be adequate to absorb losses on existing  loans that may become uncollectible. The allowance is established through consideration of such  factors as  changes in the nature and volume of the  portfolio,
        adequacy  of  collateral,   delinquency  trends,  loan   concentrations,
        specific  problem  and  individually  significant  loans,  and  economic conditions that may affect the borrower's ability to pay.

        Management  believes the  allowance  for loan losses is adequate.  While management  uses  available  information  to recognize  losses on loans, future  additions to the allowance may be necessary  based on changes in economic conditions.  In addition,  various regulatory  agencies,  as an integral  part of their  examination  process,  periodically  review the
        Bank's allowance for loan losses.  Such agencies may require the Bank to recognize  additions to the  allowance  based on their  judgments  about information available to them at the time of their examination.

        Premises and Equipment
        ----------------------
        Premises and equipment are stated at cost less accumulated depreciation.
        Major additions and improvements are charged to the asset accounts while maintenance  and repairs  that do not improve or extend the useful lives of the  assets  are  expensed  currently.  When  assets  are  retired or otherwise disposed,  the cost and related  accumulated  depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period.

        Depreciation expense is computed using the straight-line method over the following estimated useful lives:

         Land improvements                                15-40 years
         Buildings and improvements                       15-40 years
         Furniture and equipment                           3-10 years

        Other Real Estate and Repossessions
        -----------------------------------
        Other real  estate and  repossessions  are  carried at the lower of cost
        (defined  as fair value at  foreclosure)  or fair  value less  estimated costs to dispose.  Generally accepted accounting  principles define fair value as the amount that is  expected  to be received in a current  sale between a willing buyer and seller other than in a forced or liquidation sale. Fair values at foreclosure are based on appraisals. Losses arising from the acquisition of other real estate and  repossessions are charged against  the  allowance  for  loan  losses.  Subsequent  writedowns  are provided by a charge to earnings  through a valuation  allowance  in the period in which the need arises.

        Mortgage Servicing Rights
        -------------------------
        The Bank  recognizes  the rights to service  mortgage  loans as an asset regardless of whether the servicing  rights are acquired  through either purchase or origination.  Additionally,  the Bank performs an impairment analysis of mortgage  servicing rights,  regardless of whether purchased or originated.

        The Bank's mortgage  servicing  rights represent the unamortized cost of purchased and  originated  contractual  rights to service  mortgages for others in exchange for a servicing fee and ancillary loan administration income.  Mortgage  servicing  rights  are  amortized  over the period of estimated net servicing income and are periodically  adjusted for actual and  anticipated  prepayments  of  the  underlying  mortgage  loans.  An impairment  analysis  is  performed  after  stratifying  the  rights  by interest rate. Impairment, defined as the excess of the asset's carrying value over its current  fair value,  is  recognized  through a valuation allowance.  At December 31, 2000 and 1999, no valuation  allowances were required for the mortgage servicing rights.

        Core Deposit Intangible
        -----------------------
        The core deposit intangible is amortized using the straight-line  method over the estimated life of the deposit base acquired (fifteen years) and is  included  as a  component  of  other  assets.  Amortization  expense approximated  $74,000  for each of the three  years in the period  ended
        December 31, 2000. On an ongoing basis, management reviews the valuation and  amortization  periods  to  determine  if events  and  circumstances require the current carrying amount or remaining life to be reduced.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
        Income Taxes
        ------------
        Deferred  tax assets and  liabilities  are  recorded  for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred  tax  assets and  liabilities  are  measured  using enacted tax rates  expected  to apply to taxable  income in the years in which the  assets  and  liabilities  are  expected  to be  recovered  or settled.  The effect on deferred tax assets and  liabilities of a change in tax rates is  recognized  in income tax  expense  in the period  that includes the enactment date.

        In the event the future tax  consequences  of  differences  between  the financial  reporting bases and the tax bases of the Company's assets and liabilities  results in  deferred  tax assets,  the Company  performs an evaluation  of the  probability  of being  able to  realize  the  future benefits  indicated  by such assets.  A valuation  allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  In assessing the  realizability  of the deferred tax assets,  management  considers the  scheduled  reversals of deferred  tax  liabilities,  projected  future  taxable  income  and tax planning strategies.

        A deferred tax liability is not recognized for portions of the allowance for loan  losses  for  income tax  purposes  in excess of the  financial statement balance, as described in note 8. Such a deferred tax liability will only be recognized  when it becomes  apparent that those  temporary differences will reverse in the foreseeable future.

        Treasury Stock
        --------------
        Treasury  stock  is  accounted  for  by  the  cost  method.   Subsequent
        reissuances are on a first-in, first-out basis.

        Net Earnings Per Common Share
        -----------------------------
        Basic earnings per common share is based on the weighted  average number of common  shares  outstanding  during the period  while the  effects of potential  common shares  outstanding  during the period are included in diluted  earnings  per share.  Net earnings per common share is based on the weighted average number of shares outstanding  (assuming the Company was a public company since January 1, 1997) including  consideration  of
        allocated  shares  of  the  Company's   Employee  Stock  Ownership  Plan
        ("ESOP").  Unearned  ESOP  shares  are not  considered  outstanding  for purposes of calculating  earnings per share. The  reconciliation  of the amounts used in the  computation of basic earnings per share and diluted earnings per share for the years ended December 31, 2000,  1999 and 1998 is as follows:

                                              For the Year Ended December 31, 2000

                                                                                  Net           Common       Per Share
                                                                               Earnings         Shares         Amount

           Basic earnings per share                                          $ 5,359,477       2,822,384      $ 1.90
           Effect of dilutive securities:
               Stock options                                                       -               -
                                                                               ---------       ---------

           Diluted earnings per share                                        $ 5,359,477       2,822,384      $ 1.90
                                                                               =========       =========        ====

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
        Net Earnings Per Common Share, continued
        -----------------------------

                                                For the Year Ended December 31, 1999

                                                                                   Net           Common       Per Share
                                                                                Earnings         Shares         Amount

           Basic earnings per share                                              $ 474,285       2,598,186      $ 0.18
                                                                                                                  ====
           Effect of dilutive securities:
               Stock options                                                         -               -
               MRP shares                                                            -             193,084
                                                                                   -------         -------

           Diluted earnings per share                                            $ 474,285       2,791,270      $ 0.17
                                                                                   =======       =========        ====

                                                For the Year Ended December 31, 1998

                                                                                   Net           Common       Per Share
                                                                                Earnings         Shares         Amount

           Basic earnings per share                                              $ 3,002,988     3,448,006      $0.87
                                                                                                                 ====
           Effect of dilutive securities:
               Stock options                                                           -            38,371
               MRP shares                                                              -           193,084
                                                                                   ----------    ---------

           Diluted earnings per share                                            $ 3,002,988     3,679,461      $0.82
                                                                                   =========     =========       ====

       The  effect  of stock  options  on net  earnings  per  common  share was antidilutive in 2000 and 1999.

       Recent Accounting Pronouncements
       --------------------------------
       In 1998, the Financial  Accounting  Standards  Board issued  Statement of
       Financial   Accounting   Standards  ("SFAS")  No.  133,  "Accounting  for
       Derivative  Instruments and Hedging Activities." SFAS No. 133 establishes accounting  and  reporting  standards  for  hedging  derivatives  and for derivative instruments including derivative instruments embedded in other contracts.  It requires  the fair value  recognition  of  derivatives  as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative  depends on the intended use of the  derivative  instrument  at  inception.  Changes  in fair  value  for instruments  used as fair value  hedges are  recorded  in earnings of the period simultaneous with accounting for the fair value change of the item being hedged.  Changes in fair value for cash flow hedges are recorded in comprehensive  income  rather  than  earnings.  Changes in fair value for derivative  instruments  that are not intended as a hedge are recorded in earnings of the period of the change.  SFAS No. 133 is effective  for all fiscal quarters beginning after June 15, 2000, but initial application of the  statement  must be made as of the  beginning of the quarter.  At the date of initial application,  an entity may transfer any held to maturity security  into the  available  for  sale or  trading  categories  without calling into  question the entity's  intent to hold other  securities  to maturity in the future.  The Company  estimates  the adoption of SFAS No.
       133 will result in the  recording of an unrealized  loss,  net of tax, of approximately $68,000 as of January 1, 2001.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

 (2)    INVESTMENT SECURITIES
        Investment  securities  at December 31, 2000 and 1999 are  summarized as follows (in thousands):

                                                                                         December 31, 2000
                                                                       --------------------------------------------------
                                                                                       Gross         Gross       Estimated
                                                                        Amortized    Unrealized    Unrealized       Fair
                                                                           Cost         Gains        Losses         Value
                                                                       ----------     ---------   -----------   ----------
            Securities Available for Sale:
            U.S. Government agencies                                     $  7,335        61             29           7,367
            Equity securities                                              14,368        -           1,653          12,715
            Mortgage-backed securities                                     39,751        52            996          38,807
                                                                           ------        --            ---          ------

                                                                         $ 61,454       113          2,678          58,889
                                                                           ======       ===          =====          ======

            Securities Held to Maturity:
            State, county and municipals                                 $    115        -             -               115
            Mortgage-backed securities                                         52                                       52
                                                                           ------        --            ---          ------

                                                                         $    167                                      167
                                                                           ======       ===          =====          ======

                                                                                           December 31, 1999
                                                                       --------------------------------------------------
                                                                                       Gross         Gross       Estimated
                                                                        Amortized    Unrealized    Unrealized       Fair
                                                                           Cost         Gains        Losses         Value
                                                                     ------------     ---------   -----------   ----------
            Securities Available for Sale:
            U.S. Government agencies                                      $ 7,083        -             255           6,828
            Equity securities                                              16,754        -           2,634          14,120
            Mortgage-backed securities                                     46,492        25          2,800          43,717
                                                                           ------        --          -----          ------

                                                                          $70,329        25          5,689          64,665
                                                                           ======        ==          =====          ======

            Securities Held to Maturity:
            State, county and municipals                                   $  115         1            -               116
            Mortgage-backed securities                                         69         -            1                68
                                                                           ------        --            ---          ------

                                                                           $  184         1            1               184
                                                                           ======        ==          =====          ======

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(2)     INVESTMENT SECURITIES, CONTINUED
        The amortized cost and estimated fair value of securities  available for
        sale  and  securities   held  to  maturity  at  December  31,  2000,  by
        contractual  maturity,  are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Securities Available          Securities Held
                                                    for Sale                  to Maturity
                                           ------------------------    ------------------------
                                            Amortized     Estimated     Amortized     Estimated
                                               Cost       Fair Value       Cost       Fair Value
                                           -----------    ----------   -----------    ----------
                                                                 (in thousands)
            Less than one year               $   -             -            115            115
            One to five years                    2,000         2,001         -              -
            Five to ten years                    2,000         1,971         -              -
            More than ten years                  3,335         3,395         -              -
            Equity securities                   14,368        12,715         -              -
            Mortgage-backed securities          39,751        38,807         52             52
                                                ------        ------        ---            ---
                                              $ 61,454        58,889        167            167
                                                ======        ======        ===            ===

        There were no sales of securities held to maturity during 2000, 1999 and
        1998. Proceeds from sales of securities  available for sale during 2000,
        1999  and  1998  totaled   approximately   $4,364,000,   $8,301,000  and
        $51,953,000,   respectively.   Gross  gains  of  $147,000,  $46,000  and
        $1,126,000 were realized on those sales. Gross losses of $42,000, $6,000 and $266,000 were realized on 2000, 1999 and 1998 sales, respectively.

        Securities  and  interest-bearing  deposits  with a  carrying  value  of approximately  $1,475,000  and $1,959,000 at December 31, 2000 and 1999,
        respectively,  were pledged to secure U.S.  government  and other public deposits.

(3)     LOANS
        Major  classifications  of  loans  at  December  31,  2000  and 1999 are summarized as follows:

                                                               2000        1999
                                                               ----        ----
                                                                (in thousands)

        Real estate mortgage loans                        $ 184,352     179,080
        Real estate construction loans                       28,091      34,072
        Commercial loans                                     71,633      52,894
        Consumer and other installment loans                 27,735      28,137
                                                             ------      ------
                 Total loans                                311,811     294,183
        Less allowance for loan losses                        3,804       3,379
                                                            -------     -------
        Loans, net                                        $ 308,007     290,804
                                                            =======     =======

        The Bank  concentrates  its lending  activities  in the  origination  of
        permanent   residential  mortgage  loans,   commercial  mortgage  loans,
        commercial  business loans and consumer  installment loans. The majority of the Bank's  real estate  loans are  collateralized  by real  property located in Carroll County, Georgia and surrounding counties.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(3)     LOANS, CONTINUED
        Activity in the  allowance  for loan losses is summarized as follows for the years ended December 31, 2000, 1999 and 1998:

                                                               2000      1999    1998
                                                               ----      ----    ----
                                                                   (in thousands)
           Balance at beginning of year                    $ 3,379     2,880    2,789
           Provision                                           825     1,015      782
           Loans charged off                                  (667)     (815)  (1,194)
           Recoveries of loans previously charged off          267       299      503
                                                             -----     -----    -----

           Balance at end of year                          $ 3,804     3,379    2,880
                                                             =====     =====    =====

        Mortgage loans serviced for others are not included in the  accompanying consolidated  financial  statements.  Unpaid principal balances of these loans at  December  31,  2000,  1999 and 1998  approximate  $33,436,000,
        $38,683,000 and $45,448,000, respectively.

        The  following  table  presents  activity  in  loans  to  directors  and executive officers during 2000 (in thousands):

              Beginning balance                                    $ 1,017
              Additional borrowings                                  1,241
              Repayments                                              (559)
                                                                     -----

              Ending balance                                       $ 1,699
                                                                     =====

(4)     PREMISES AND EQUIPMENT
        Premises and  equipment at December 31, 2000 and 1999 are  summarized as follows:

                                                          2000     1999
                                                          ----     ----
                                                          (in thousands)
                Land and land improvements             $ 1,425    1,595
                Buildings and improvements               6,413    6,413
                Furniture and equipment                  5,941    5,842
                Construction in progress                 1,146      -
                                                         ------   -----

                                                        14,925   13,850
                Less accumulated depreciation            6,921    6,334
                                                         -----    -----

                                                     $   8,004    7,516
                                                       =======  =======
        Depreciation expense approximated  $719,000,  $802,000 and $1,191,000 at
        December 31, 2000, 1999 and 1998, respectively.

(5)     DEPOSITS
        At December  31,  2000,  contractual  maturities  of time  deposits  are summarized as follows (in thousands):

              Year ending December 31,

                      2001                                         $ 95,049
                      2002                                           97,815
                      2003                                            4,191
                      2004                                              580
                      2005                                           20,934
                                                                     ------

                                                                  $ 218,569
                                                                    =======

        At December 31, 2000  deposits from  directors  and  executive  officers totaled approximately $2,360,000.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

 (6)    NOTE PAYABLE AND OTHER BORROWINGS
        In June 1998,  the  Company  obtained a  $5,000,000  line of credit with another financial institution. The debt is collateralized by 100% of the stock of the Bank and calls for  interest  to be paid at the prime  rate less 100 basis points.  Interest is payable quarterly,  and principal is due at maturity on December 2, 2001.  At December 31,  2000,  no amounts were  outstanding  on this line. The balance on the line at December 31,
        1999 was $3,000,000.  The loan agreement  contains covenants relating to regulatory capital adequacy and limits on other debt. The Company was in compliance with all loan covenants at December 31, 2000.

        At December  31, 2000,  the Bank had a  $33,500,000  variable  rate FHLB advance  with an interest  rate on that date of 6.35%.  This advance was replaced  with a fixed rate advance in January  2000.  The Bank also had
        $11,745,000 in fixed rate advances outstanding at December 31, 2000. The interest  rates for the fixed rate FHLB  advances at  December  31, 2000 ranged from 5.48% to 6.82%.  FHLB  advances are  collateralized  by FHLB stock and first  mortgage  loans.  Advances  from  FHLB  outstanding  at
        December 31, 2000 mature as follows (in thousands):

             Year Ending December 31,

                      2001                                  $ 43,886
                      2002                                       386
                      2003                                       973
                                                            --------

                                                           $  45,245
                                                            =========

(7)     SUBORDINATED DEBENTURES
        The Company had issued  Series A fixed rate  subordinated  debentures to various  executive  officers and members of the Board of Directors in an aggregate  principal amount of $2,000,000.  The subordinated  debentures bore interest at a simple  interest  rate per annum of 7.25%,  which was payable  quarterly,  and  matured  on  September  30,  1999.  The entire proceeds of the offering were used to increase the capitalization of the
        Bank.  During 1997,  $1,100,000 of the  debentures was paid off, and the remaining debentures were repaid in 1999.

 (8)    INCOME TAXES
        The  following  is an analysis of the  components  of income tax expense
        (benefit) for the years ended December 31, 2000, 1999 and 1998:

                                                   2000      1999       1998
                                                   ----      ----       ----
                                                        (in thousands)
           Current                              $ 2,189     2,240        575
           Current benefit credited to equity      -         (843)      (440)
           Deferred                                346     (1,588)     1,213
                                                  -----     -----      -----

           Income tax expense (benefit)          $ 2,535     (191)     1,348
                                                   =====     ====      =====

        The  differences  between  income tax expense  (benefit)  and the amount computed by applying the statutory  federal  income tax rate to earnings before taxes for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                   2000      1999       1998
                                                   ----      ----       ----
                                                        (in thousands)
           Pretax income at statutory rate       $2,684        96      1,479
           Add (deduct):
               Tax-exempt interest income           (42)      (45)       (94)
               Dividends received deduction        (187)     (167)      (116)
               Other, net                            80       (75)        79
                                                  -----     -----      -----

           Income tax expense (benefit)          $ 2,535     (191)     1,348
                                                   =====     ====      =====

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(8)     INCOME TAXES, CONTINUED
        The following summarizes the net deferred tax asset which is included as a component of other assets at December 31, 2000 and 1999, respectively.
                                                                                     2000       1999
                                                                                      (in thousands)
           Deferred tax assets:
              Allowance for loan losses                                           $ 1,344      1,094
              Allowance for real estate held for development and sale                   7         26
              Deferred compensation                                                   121        103
              State tax credits                                                         8        185
              Unrealized loss on securities available for sale                        974      2,150
              ESOP                                                                    -          527
              Other                                                                    92         40
                                                                                    -----      -----
                    Total gross deferred tax assets                                 2,546      4,125
                                                                                    -----      -----
           Deferred tax liabilities:
              FHLB stock                                                              -           28
              Premises and equipment                                                   64         93
                                                                                    -----      -----
                    Total gross deferred tax liabilities                               64        121
                                                                                    -----      -----
                    Net deferred tax asset                                        $ 2,482      4,004
                                                                                    =====      =====

        Effective  January 1, 1996,  the Bank computes its tax bad debt reserves under the rules which apply to commercial banks. In years prior to 1996, the Bank obtained tax bad debt deductions  approximating $5.8 million in excess of its financial statement allowance for loan losses for which no provision  for  federal  income tax was made.  These  amounts  were then subject to federal income tax in future years if used for purposes other than to absorb bad debt losses. Effective January 1, 1996, approximately
        $1.0  million of the excess  reserve is no longer  subject to  recapture under any  circumstances  and  approximately  $4.8 million of the excess reserve is subject to recapture  only if the Bank ceases to qualify as a bank as defined in the Internal Revenue Code.

(9)     STOCKHOLDERS' EQUITY
        On  December  29,  1997,  the  Board  of the  Directors  of the  Company
        authorized  the issuance of 96,542 shares of $.01 par value  convertible preferred  stock  to  be  used  as  part  of  the  Company's  Management
        Recognition  Plan  ("MRP")  to  provide  a means  of  rewarding  its key personnel.  Those  shares were  granted on January 8, 1998 at a value of
        $21.38  based  upon  an  independent  valuation.  The  preferred  shares originally  vested at the rate of 5% as of the last day of each calendar quarter of service  commencing with the first calendar quarter after the grant date.  Effective June 30, 1999, the Board of Directors amended the
        MRP  to  provide  immediate  full  vesting  for  all  participants.  The preferred stock was automatically  convertible into two shares of common stock on the  five-year  anniversary  date on  which  such  shares  were issued. The preferred shares were not entitled to receive dividends, had no liquidation preference, no voting rights, no right to transfer and no right of redemption.

        On  July  20,  2000,  the  Company's  Board  of  Directors   approved  a
        recapitalization  plan  pursuant to which the  holders of the  Company's outstanding  shares  of  preferred  stock  issued  under  the MRP  would exchange  each of their  shares of  preferred  stock  for two  shares of common stock,  with cash being paid for any fractional  shares of common stock to which  the  holder  would  otherwise  be  entitled.  All of the
        holders  of   preferred   stock   issued  under  the  MRP  approved  the
        recapitalization plan, and on August 24, 2000, the Board of Directors of the Company voted to convert the 96,542  shares of preferred  stock into two  shares of  common  stock in  accordance  with  existing  conversion formula.  The  conversion of the preferred  shares was  accomplished  by issuing a total of 193,074 shares of treasury stock with an average cost of $19.77 per share and payment of cash for 10 fractional shares.

        During  2000,  1999 and 1998,  the Company  purchased on the open market
        37,734,  43,368  and  1,994,308  shares  of  its  common  stock.  Of the
        1,994,308 shares repurchased during 1998, 1,545,070 shares were retired.
        Treasury  shares  are held for  issuance  under the  Company's  employee benefit plans.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, continued

(9)     STOCKHOLDERS' EQUITY, CONTINUED
        On  January  21,  1999,  the  Company's  Board of  Directors  declared a two-for-one  common  stock  split to be  effected  in the form of a 100%
        stock  dividend to be  distributed  on  February  16, 1999 to holders of record on February 1, 1999. Accordingly, all references to common shares outstanding  and per share data  throughout the  consolidated  financial statements have been restated to reflect the stock split.  The par value of the additional  shares of common stock issued in connection  with the stock split was  credited to common  stock and a like amount  charged to retained earnings in the 1998 consolidated financial statements.

 (10)   EMPLOYEE AND DIRECTOR BENEFIT PLANS
        All  qualifying  employees  of the  Bank  are  included  in a  qualified multi-employer noncontributory defined benefit pension plan sponsored by the Financial Institutions Retirement Fund. The Bank's policy is to fund pension costs accrued. No pension expense was incurred during 2000, 1999 or 1998. At July 1, 2000 the date of the latest actuarial valuation, the market value of the plan's net assets exceeded the actuarially  computed value of  accumulated  plan benefits.  At its January 2001 meeting,  the
        Company's  Board of Directors froze this pension plan effective March 1,
        2001.  Management  of the  Company  does not expect any  expenses  to be incurred as a result of freezing this plan.

        Effective  January 1,  1993,  the Bank  established  a  retirement  plan qualified pursuant to Internal Revenue Code section 401(k) (the "Plan").
        The Plan allows eligible employees to defer a portion of their income by making  contributions  into  the  Plan on a  pretax  basis.  The  Bank's matching contribution vests based on length of service. The Bank matches
        50% of employee  contributions up to 6% of the employees'  compensation.
        On August 1, 1997,  the Plan was  amended  to  discontinue  matching  of employee  contributions.  Accordingly,  no expense was  incurred  during
        2000, 1999 or 1998.

        The Bank  has a  defined  contribution  postretirement  benefit  plan to provide  retirement  benefits to its Board of  Directors  and to provide death benefits for their designated  beneficiaries.  Under the plan, the
        Bank purchased  split-dollar whole life insurance contracts on the lives of each Director. The increase in cash surrender value of the contracts, less the Bank's cost of funds,  constitutes  the Bank's  contribution to the plan each year. In the event the insurance contracts fail to produce positive returns,  the Bank has no obligation to contribute to the Plan.
        At December 31, 2000 and 1999, the cash surrender value of the insurance contracts was approximately $1,707,000 and $1,300,000, respectively, and is  included as a  component  of other  assets.  Expenses  incurred  for benefits were  approximately  $70,000 for each of the three years in the period ended December 31, 2000.

        As part of the  Conversion,  the Company  adopted an ESOP,  and the ESOP purchased  386,170  common shares via a loan from the Company.  The plan covers  substantially  all employees  subject to certain minimum age and service  requirements.  The Company makes  contributions  to the ESOP as determined annually by the Board of Directors. Contributions to the ESOP
        are,  at  a  minimum,  be  applied  to  meet  the  ESOP's  debt  service requirements. Accordingly, the debt incurred by the ESOP was recorded as a note  payable and the shares  purchased  with the debt  proceeds  were reported as unearned ESOP shares in the  consolidated  balance sheet. As the debt is repaid,  the Company records  compensation  expense equal to the current market price of the shares  released,  and the shares become outstanding for purposes of earnings per share computations. At December
        31, 1999,  substantially all of the ESOP note was repaid to the Company, and the note was  paid in full on  January  5,  2000.  Accordingly,  all shares are  considered  released  from the loan as of December 31, 1999;
        however,  allocation  of the  stock to active  employees  will be over a two-year  period.  Accordingly,  no compensation  expense related to the
        ESOP was recorded in 2000.  Compensation  expense related to the ESOP of
        $4,575,000  and  $2,010,000  were  recognized   during  1999  and  1998,
        respectively.

        On December 29, 1997, the Board of Directors of the Company approved the
        1997 Stock Option Plan whereby  482,712 shares of common stock have been reserved for employees and directors.  These options allow employees and directors  to purchase  shares of common  stock at a price not less than fair market value at the date of grant and are exercisable no later than ten years from the date of grant.  All options vest at the rate of 5% of the  number of shares  subject  to the option as of the last day of each calendar  quarter of service  commencing with the first calendar quarter ending after the grant date.  Effective  February 15, 2000, the Board of
        Directors  increased  the number of shares of common stock  reserved for issuance under this plan to 507,712.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(10)    EMPLOYEE AND DIRECTOR BENEFIT PLANS, CONTINUED
        The following  table  summarizes  activity in the 1997 Stock Option Plan through December 31, 2000:

                                                   2000                       1999                       1998
                                         -----------------------    -----------------------     ---------------------
                                           Option      Wtg. Avg.      Option      Wtg. Avg.      Option      Wtg. Avg.
                                           Shares    Option Price     Shares     Option Price    Shares    Option Price

        Balance, beginning of year          479,160     $ 19.87        479,160     $ 19.87        473,160     $ 19.81
        Options granted                      18,100     $ 20.00          -             -            8,000     $ 23.00
        Options surrendered                    -            -            -             -           (2,000)    $ 19.81
                                             ------                     ------                     ------
        Balance, end of year                497,260     $ 19.87        479,160     $ 19.87        479,160     $ 19.87
                                            =======                    =======                    =======

        Options to purchase 314,674, 215,222 and 119,390 shares were exercisable at  December  31,  2000,  1999 and  1998,  respectively.  The  estimated grant-date  fair  values of the  options  granted  in 2000 and 1998 were
        $10.66 and $8.00 per share, respectively. The weighted-average remaining contractual life of the options is approximately seven years at December
        31, 2000.

        The MRP and  Stock  Option  Plan  are  accounted  for  under  Accounting
        Principles   Board   Opinion   No.  25  and   related   Interpretations.
        Compensation expense totaling $1,525,000 and $492,000 for 1999 and 1998, respectively,  was recognized  related to the MRP and is the same as the
        amount  that  would  be   recognized   pursuant  to  SFAS  No.  123.  No
        compensation  cost has been  recognized  under the MRP for 2000 or under the Stock Option Plan. Had compensation  cost been determined based upon the fair value of the options at the grant date and in  accordance  with the  vesting  schedule  consistent  with the  method  of SFAS  No.  123,
        "Accounting  for Stock-Based  Compensation,"  the Company's net earnings and net earnings per share as of December 31, 2000,  1999 and 1998 would have been reduced to the proforma amounts indicated below (in thousands, except per share data).

                                                                    2000       1999      1998
                                                                    ----       ----      ----

        Net earnings                          As reported        $ 5,359        474     3,003
                                              Proforma           $ 4,924         70     2,598

        Basic earnings per share              As reported        $  1.90       0.18      0.87
                                              Proforma           $  1.74       0.03      0.75

        Diluted earnings per share            As reported        $  1.90       0.17      0.82
                                              Proforma           $  1.74       0.03      0.71

        The fair value of each  option is  estimated  on the date of grant using the  Black-Scholes  options-pricing  model with the  following  weighted average assumptions used for the grants in 2000 and 1998:

         Risk-free interest rate                         7.0%           5.9%
         Dividend yield                                  2.5%           1.5%
         Volatility                                   0.5365         0.1793
         Expected life (in years)                         10            10

(11)    REGULATORY MATTERS
        The  Company  and the Bank are  subject  to various  regulatory  capital requirements  administered by the federal banking  agencies.  Failure to meet minimum capital  requirements  can initiate  certain  mandatory and
        possibly  additional   discretionary  actions  by  regulators  that,  if
        undertaken,  could  have a  direct  material  effect  on  the  financial
        statements.   Under  capital  adequacy  guidelines  and  the  regulatory framework for prompt  corrective  action,  the Company and the Bank must meet specific capital guidelines that involve  quantitative  measures of assets,  liabilities and certain  off-balance-sheet  items as calculated
        under   regulatory   accounting    practices.    Capital   amounts   and
        classifications  are  also  subject  to  qualitative  judgments  by  the regulators about components, risk- weightings and other factors.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(11)    REGULATORY MATTERS, CONTINUED
        Quantitative  measures  established  by  regulation  to  ensure  capital adequacy  require the Company and the Bank to maintain  minimum  amounts and ratios of total and Tier 1 capital to risk-weighted  assets,  and of
        Tier 1 capital to average assets (all as defined).  Management believes, as of  December  31,  2000 and 1999,  the  Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2000, the most recent  notification  from the Federal
        Deposit Insurance  Corporation  categorized the Bank as well capitalized under the  regulatory  framework  for prompt  corrective  action.  To be categorized as well  capitalized,  the Bank must maintain  minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the  following  table.  There are no  conditions  or events  since  that notification that management believes have changed the Bank's category.

        The  Company's  and the Bank's  actual  capital  amounts  and ratios are presented below.

                                                                                                              To Be Well
                                                                                                             Capitalized
                                                                                                             Under Prompt
                                                                                       For Capital        Corrective Action
                                                                 Actual            Adequacy Purposes          Provisions
                                                          -------------------      -----------------     ------------------
                                                           Amount       Ratio      Amount      Ratio      Amount     Ratio
                                                           ------       -----      ------      -----      ------     -----
              As of December 31, 2000:                                         (dollars in thousands)
              Total Capital (to Risk-Weighted Assets)
                 Consolidated                              $ 35,179       11.4%    24,691       8.0%       N/A        N/A
                 Bank                                      $ 34,907       11.2%    24,813       8.0%      31,016     10.0%
              Tier 1 Capital (to Risk-Weighted Assets)
                 Consolidated                              $ 31,375       10.2%    12,346       4.0%       N/A        N/A
                 Bank                                      $ 31,103       10.0%    12,407       4.0%      18,610      6.0%
              Tier 1 Capital (to Average Assets)
                 Consolidated                              $ 31,375        7.9%    15,850       4.0%       N/A        N/A
                 Bank                                      $ 31,103        7.9%    15,767       4.0%      19,708      5.0%
              As of December 31, 1999:
              Total Capital (to Risk-Weighted Assets)
                 Consolidated                              $ 31,703       10.5%    24,086       8.0%       N/A        N/A
                 Bank                                      $ 30,577        9.9%    24,649       8.0%      30,812     10.0%
              Tier 1 Capital (to Risk-Weighted Assets)
                 Consolidated                              $ 28,324        9.4%    12,043       4.0%       N/A        N/A
                 Bank                                      $ 27,198        8.8%    12,325       4.0%      18,487      6.0%
              Tier 1 Capital (to Average Assets)
                 Consolidated                              $ 28,324        7.4%    15,283       4.0%       N/A        N/A
                 Bank                                      $ 27,198        7.2%    15,131       4.0%      18,913      5.0%

        Banking  regulations  limit  the  amount of  dividends  that may be paid without prior approval of the regulatory authorities. These restrictions are based on the level of regulatory classified assets, the prior year's net earnings, and the ratio of equity capital to total assets.

(12)    COMMITMENTS
        The  Bank  leases  certain  banking  facilities  under  operating  lease arrangements expiring through 2012. Future minimum payments required for all  operating  leases  with  remaining  terms in excess of one year are presented below (in thousands):

                Year Ending December 31,
                         2001                                 $ 114
                         2002                                   118
                         2003                                    96
                         2004                                    71
                         2005                                    81
                         Thereafter                             435
                                                                ---
                                                              $ 915
                                                                ===

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(12)    COMMITMENTS, CONTINUED
        Total rent expense was approximately $178,000, $180,000 and $327,000 for the years ended December 31, 2000, 1999 and 1998.

        The Bank is a party to financial instruments with off-balance-sheet risk in the normal  course of  business  to meet the  financing  needs of its customers and to manage its cost of funds.  These financial  instruments include  commitments  to originate  first  mortgage  loans and to extend credit,  standby  letters of credit and an interest rate cap  agreement.
        These instruments  involve, to varying degrees,  elements of credit risk in excess of the amounts  recognized in the consolidated  balance sheet.
        The contract or notional amounts of these instruments reflect the extent
        of  involvement  the  Bank  has  in  particular   classes  of  financial
        instruments.

        Commitments  to originate  first mortgage loans and to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the  commitments  are  expected to expire  without being  drawn  upon,  the total  commitment  amounts  do not  necessarily represent future cash  requirements.  The Bank evaluates each customer's creditworthiness  on a  case-by-case  basis.  The  amount of  collateral obtained,  if deemed necessary by the Bank upon extension of credit,  is based on management's credit evaluation of the counterparty.  Collateral typically includes  residential and other real properties,  automobiles, savings deposits, accounts receivable, inventory and equipment.

        Standby letters of credit are written conditional  commitments issued by the Bank to guarantee  the  performance  of a customer to a third party.
        Those  guarantees  are  primarily  issued to support  public and private borrowing arrangements.  Most letters of credit extend for less than one year.  The  credit  risk  involved  in  issuing  letters  of  credit  is essentially  the same as that involved in extending  loan  facilities to
        customers.   A   majority   of  the   standby   letters  of  credit  are
        collateralized  by real  estate,  deposits or other  personal  assets at
        December 31, 2000 and 1999.

        The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the  contractual  amount of those  instruments.  The Bank uses the same credit policies in making commitments and conditional  obligations as it does for on-balance-sheet instruments.

        On  February  27,  1998,  the Company  entered  into a Cap to reduce the potential impact of increases in interest rates on its  interest-bearing liabilities.  The  agreement  entitles  the  Company to  receive  from a counterparty,  on a quarterly basis,  the amounts,  if any, by which the
        3-month LIBOR rate exceeds the Cap rate of 6.5% on a notional  amount of
        $40,000,000  beginning  on March 6, 2000.  Notional  amounts are used to express the volume of these transactions, and they do not represent cash
        flows.   The  primary  risk  of  the  Cap  is   nonperformance   by  the
        counterparty;  however,  management  believes  this risk is minimal.  No amounts were received by the Company through  December 31, 1999.  During
        2000, the Company received a total of approximately  $62,000 pursuant to this cap,  and that  amount  is  included  as a  reduction  of  interest expense. The Cap agreement expires on March 4, 2003.

                                                             2000          1999
                                                             ----          ----
                                                               (in thousands)
         Financial instruments whose contract amounts represent credit risk:
              Commitments to extend credit             $   40,600        46,828
              Standby letters of credit                $    1,169         1,140

(13)    OTHER OPERATING EXPENSES
        Data  processing  expense  of  approximately   $831,000,   $921,000  and
        $1,153,000  for the  years  ended  December  31,  2000,  1999 and  1998, respectively,  was the only  component  of other  operating  expenses in excess of 1% of interest and other income.

(14)    BRANCH SALES
        Effective  December 31, 1998, the Bank sold substantially all the assets
        and   liabilities  of  three  of  its  four  Walmart  branch   locations
        (Stockbridge,  Fayetteville  and Newnan) to The First  Citizens  Bank of
        Newnan ("FCBN").  The disposition  resulted in a cash payment to FCBN of
        approximately   $27,461,000   consisting  of  deposit   liabilities   of
        approximately $28,884,000,  net of certain other assets. The gain on the
        sale  of  the   branches  of  $100,000  is  included  in   miscellaneous
        noninterest income.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(15)    COMMUNITY FIRST BANKING COMPANY (PARENT COMPANY ONLY) FINANCIAL
        INFORMATION
        Parent company only  information  for 2000, 1999 and 1998 is presented for the
        Company.
                                 Balance Sheets

                           December 31, 2000 and 1999
                                 (in thousands)
                                                                                   2000           1999
                                                                                   ----           ----
                                    Assets
          Cash and cash equivalents                                              $  639            131
          Securities available for sale                                           1,104          2,664
          Investment in subsidiaries                                             31,423         26,059
          Due from subsidiaries                                                   -              1,530
          Other assets                                                                2             82
                                                                                -------         -------
                                                                               $ 33,168         30,466
                                                                                 ======         ======
                      Liabilities and Stockholders' Equity

          Due to subsidiaries                                                    $  848           -
          Accounts payable and accrued expenses                                     624            267
          Note payable                                                            -              3,000
          Stockholders' equity                                                   31,696         27,199
                                                                                 ------         ------
                                                                               $ 33,168         30,466
                                                                                 ======         ======

                             Statements of Earnings
               For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                           2000        1999        1998
                                                                                           ----        ----        ----
       Income:
         Dividend income from the Bank                                                  $ 1,493       5,150      21,190
         Interest and dividend income                                                        98         116         368
         Gain (loss) on sale of securities available for sale                                94          (6)        141
                                                                                          -----      ------       -----
                Total income                                                              1,685       5,260      21,699
                                                                                          -----      ------       -----
       Operating expenses:
         Interest expense                                                                   185         406         351
         ESOP and MRP expense                                                             -           3,544       1,556
         Other                                                                               71          69          53
                                                                                          -----      ------       -----
                Total operating expenses                                                    256       4,019       1,960
                                                                                          -----      ------       -----
                Earnings before income tax benefit and equity in                          1,429       1,241      19,739
                  undistributed earnings of subsidiaries
       Income tax benefit (expense)                                                         (24)      1,395         492
                                                                                          -----      ------       -----
                Earnings before equity in undistributed earnings of
                  subsidiaries or dividends received in excess of earnings
                  of subsidiaries                                                         1,405       2,636      20,231
       Dividends received in excess of earnings of subsidiaries                           -          (2,162)   (17,228)
       Equity in undistributed earnings of subsidiaries                                   3,954         -          -
                                                                                          -----      ------       -----
              Net earnings                                                              $ 5,359         474       3,003
                                                                                          =====      ======       =====

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(15) Community   First  Banking   Company   (Parent   Company  Only)   Financial
     Information, continued

                            Statements of Cash Flows

                 For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                          2000          1999        1998
                                                                                          ----          ----        ----
           Cash flows from operating activities:
              Net earnings                                                             $ 5,359           474       3,003
              Adjustments to reconcile net earnings to net
                cash provided by operating activities:
                  Amortization                                                              15             6           6
                  ESOP and MRP expense                                                   -             3,544       1,556
                  Loss (gain) on sale of securities available for sale                     (94)            6        (141)
                  Dividends received in excess of earnings of
                     subsidiaries                                                        -             2,162      17,228
                  Equity in undistributed earnings of subsidiaries                      (3,954)        -
                                                                                                                   -
                  Change in other assets and liabilities                                (1,069)          865        (517)
                                                                                        ------        ------      ------
                       Net cash provided by operating activities                           257         7,057      21,135
                                                                                        ------        ------      ------
           Cash flows from investing activities:
              Proceeds from sales of securities available for sale                       2,480         1,183      11,937
              Purchase of securities available for sale                                  -             -          (8,648)
                                                                                        ------        ------      ------
                  Net cash provided (used) by investing activities                       2,480          1,183      3,289
                                                                                         -----          -----      -----
           Cash flows from financing activities:
              Payments of note payable                                                  (3,000)       (2,000)      5,000
              Change in due to/from subsidiaries                                         2,967        (4,011)     15,912
              Cash dividends paid                                                       (1,538)       (1,556)       (787)
              Purchase of treasury stock                                                  (658)         (805)    (45,435)
                                                                                        ------        ------      ------
                  Net cash provided (used) by financing activities                      (2,229)       (8,372)    (25,310)
                                                                                         -----         -----      ------
           Net change in cash                                                              508          (132)       (886)
           Cash at beginning of year                                                       131           263       1,149
                                                                                        ------        ------      ------
           Cash at end of year                                                         $   639           131         263
                                                                                        ======        ======      ======

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(16)    FAIR VALUE OF FINANCIAL INSTRUMENTS
        The  assumptions  used  in the  estimation  of  the  fair  value  of the
        Company's financial  instruments are detailed below. Where quoted prices are not available,  fair values are based on estimates using  discounted cash flows and other  valuation  techniques.  The use of discounted cash flows can be significantly  affected by the assumptions used,  including the  discount  rate and  estimates of future cash flows.  The  following disclosures  should not be  considered  a surrogate  of the  liquidation value of the  Company  or its  subsidiaries,  but  rather  a  good-faith estimate of the increase or decrease in value of  financial  instruments held by the Company since purchase, origination or issuance.

          Cash and Cash Equivalents
          -------------------------
          For cash,  due from  banks,  federal  funds sold and  interest-bearing deposits  with  other  banks,  the  carrying  amount  is a  reasonable estimate of fair value.

          Investment Securities
          ---------------------
          Fair values for securities  held to maturity and securities  available for sale are based on quoted market prices.

          Other Investments
          -----------------
          The carrying value of other investments approximates fair value.

          Loans and Mortgage Loans Held for Sale
          --------------------------------------
          The fair value of fixed rate loans is  estimated  by  discounting  the future cash flows using the current rates at which similar loans would be made to borrowers  with similar credit  ratings.  For variable rate loans, the carrying amount is a reasonable estimate of fair value.

          Deposits
          --------
          The fair value of demand deposits,  savings accounts, NOW accounts and certain money market  deposits is the amount  payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

          Note Payable and Other Borrowings
          ---------------------------------
          The fair value of fixed rate borrowings are estimated using discounted cash  flows,  based on the  current  incremental  borrowing  rates for similar types of borrowing arrangements. For variable rate borrowings, the carrying amount is a reasonable estimate of fair value.

          Commitments to Extend Credit and Standby Letters of Credit
          ----------------------------------------------------------
          Because commitments to extend credit and standby letters of credit are made using  variable  rates  and/or  are  issued for short  commitment periods, the contract value is a reasonable estimate of fair value.

          Interest Rate Cap
          -----------------
          The  fair  value  of  the  interest  rate  cap  is  determined  by the counterparty.

                COMMUNITY FIRST BANKING COMPANY AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, continued

(16)    FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
          Limitations
          -----------
          Fair value  estimates are made at a specific  point in time,  based on relevant  market  information  and  information  about  the  financial instrument.  These  estimates  do not  reflect any premium or discount that could  result from  offering  for sale at one time the  Company's entire  holdings  of a  particular  financial  instrument.  Because no market  exists for a significant  portion of the  Company's  financial instruments,  fair value estimates are based on many judgments.  These estimates  are  subjective  in nature and  involve  uncertainties  and matters of  significant  judgment and  therefore  cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

          Fair value  estimates  are based on existing on and  off-balance-sheet financial  instruments  without  attempting  to estimate  the value of anticipated  future  business and the value of assets and  liabilities that are not considered financial instruments.  Significant assets and liabilities that are not considered financial  instruments include the deferred tax asset, premises and equipment,  real estate owned and the purchased core deposit intangible.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a  significant  effect  on fair  value  estimates  and  have  not been considered in the estimates.

        The carrying amount and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                                                 2000                         1999
                                                        -----------------------      ---------------------
                                                        Carrying      Estimated      Carrying    Estimated
                                                          Amount     Fair Value        Amount   Fair Value
                                                          ------     ----------        ------   ----------
                                                                          (in thousands)

        Assets:
           Cash and cash equivalents                   $   7,618          7,618        10,397       10,397
           Securities available for sale               $  58,889         58,889        64,665       64,665
           Securities held to maturity                 $     167            167           184          184
           Other investments                           $   3,112          3,112         3,173        3,173
           Loans, net                                  $ 308,007        310,026       290,804      294,906
           Mortgage loans held for sale                $      57             57            59           59
           Interest rate cap                           $     211            102           309          783

        Liabilities:
           Deposits                                    $ 312,231        313,655       295,387      296,407
           Note payable and other borrowings           $  45,245         46,016        55,345       55,595
           Federal funds purchased                     $     903            903         5,684        5,684

        Unrecognized financial instruments:
           Commitments to extend credit                $  40,600         40,600        46,828       46,828
           Standby letters of credit                   $   1,169          1,169         1,140        1,140

(17)     SUBSEQUENT EVENT
         On January  18, 2001 the Company  and First  Deposit  Bancshares,  Inc.
         ("First Deposit") jointly announced they have entered into an Agreement and Plan of Merger.  The Company will be the surviving  corporation  of the merger,  and Douglas  Federal Bank, the wholly owned  subsidiary of
         First Deposit, will be merged into the Bank. The terms of the Agreement call for  shareholders  of First  Deposit to have the option to receive either  $19.375 in cash or a fixed  exchange ratio of 0.94512 shares of
         Company  common stock for each share of First Deposit common stock that they own.  This  election is subject to a maximum of 723,675  shares of
         Company common stock being issued in connection with the merger. To the extent that First Deposit  shareholders elect to receive more aggregate stock or cash consideration  than permitted by the Agreement,  pro rata allocations  will be made.  The  transaction,  which is  subject to the approval of the Company's and First Deposit's  shareholders and banking regulators, is expected to be completed in the second quarter of 2001.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
     FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The  responses to this Item are included in the Company's  Proxy  Statement for the  Annual  Meeting  of  Shareholders  under the  headings  "Section  16(a)
Beneficial  Ownership  Reporting   Compliance",   "Election  of  Directors"  and
"Executive Officers" and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The  responses to this Item are included in the Company's  Proxy  Statement
for  the  Annual  Meeting  of   Shareholders   under  the  headings   "Executive
Compensation"   and  "Election  of  Directors  -  Director   Compensation"   and
"Compensation   Committee   Interlocks  and  Insider   Participation"   and  are
incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  responses to this item are included in the Company's  Proxy  Statement for the  Annual  Meeting  of  Shareholders  under the  heading  "Stock  Owned by
Management" and are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The  responses to this Item are included in the Company's  Proxy  Statement for the Annual Meeting of Shareholders under the heading "Certain  Transactions"
and are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets at December 31, 2000 and 1999

          Consolidated  Statements of Earnings for the Years ended  December 31,
          2000, 1999 and 1998

          Consolidated  Statements of  Comprehensive  Income for the Years ended
          December 31, 2000, 1999 and 1998

          Consolidated  Statements of  Stockholders'  Equity for the Years ended
          December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the Years ended December 31,
          2000, 1999 and 1998

          Notes to Consolidated Financial Statements

     (b) Reports on Form 8-K:

          None

     (c) Exhibits

           Exhibit
           Number   Exhibit

               2.1  Agreement  and Plan of Merger  dated  January 18, 2001 among the Company, First Deposit Bancshares, Inc., Community First
                    Bank and Douglas Federal Bank. (1)

               3.1  Articles of Incorporation (2), as amended (3).

               3.2  Bylaws (2).

               4.1  See Exhibits  3.1 and 3.2 for  provisions  of the  Company's
                    Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

               10.1* 1997 Stock Option Plan. (3)

               10.2* Management Recognition Plan. (3)

               10.2(a)* Form of Restricted Stock Award. (4)

               10.2(b)*  Form of  First  Amendment  to  Restricted  Stock  Award
                    Agreement for Employees. (4)

               10.3* Employee Stock Ownership Plan and Trust. (2)

               10.4* Employee Stock Ownership Plan Trust Agreement. (2)

               10.4(a)* First  Amendment to the Community  First Banking Company
                    Employee Stock Ownership Plan. (4)

               10.4(b)* Second  Amendment to the Community First Banking Company
                    Employee Stock Ownership Plan. (4)

               10.4(c)* Third  Amendment to the Community  First Banking Company
                    Employee Stock Ownership Plan. (4)

               10.5(a) [Reserved]

               10.5(b)*  Employment  Agreement  between  Gary D.  Dorminey,  the
                    Company and the Bank dated as of June 1, 1997 (2).

               10.5(c)* Employment Agreement between D. Lane Poston, the Company and the Bank dated as of June 1, 1997 (2).

               10.5(d)* Employment  Agreement between C. Lynn Gable, the Company and the Bank dated as of June 1, 1997 (2).

               10.5(e)* Employment  Agreement  between Anyce C. Fox, the Company and the Bank dated as of June 1, 1997 (2).

               10.6* Retirement Plan (2).

               10.7* 401(k) Retirement Plan (2).

               23.1 Consent of Porter Keadle Moore, LLP.

                    * Indicates a management compensation plan or agreement.

                    (1)  Incorporated  by  reference  to the exhibit of the same number contained in the Registrant's  Registration Statement on Form S-4 (Regis. No. 333-56830)

                    (2)  Incorporated  by  reference  to the exhibit of the same number contained in the Registrant's  Registration Statement on Form S-1 (Regis. No. 333-23533).

                    (3)  Incorporated  by  reference  to the exhibit of the same number contained in the  Registrant's  Annual Report on Form
                    10-K  for  the  year  ended  December  31,  1997  (File  No.
                    0-22543).

                    (4)  Incorporated  by  reference  to the exhibit of the same number contained in the  Registrant's  Annual Report on Form
                    10-K  for  the  year  ended  December  31,  1999  (File  No.
                    0-22543).

     (d)  Financial Statements

          The financial  statement  schedules for which provision is made in the applicable  accounting  regulations  of the  Commission are either not required under the related  instructions or are  inapplicable and have therefore been omitted.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2001.

                         COMMUNITY FIRST BANKING COMPANY

                            By: /s/ Gary D. Dorminey
                            ------------------------
                                Gary D. Dorminey
                      President and Chief Executive Officer

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this
Report  has  been  signed  below  by the  following  persons  on  behalf  of the
Registrant and in the capacities indicated on March 27, 2001.

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