Form 10-Q
period 2001-03-31
COMMUNITY FIRST BANKING CO
filed 2001-05-09
CIK 1035903

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the quarterly period ended March 31, 2001

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

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest  practicable  date: As of May 1, 2001, there were
3,282,054  shares issued and 2,828,998  shares  outstanding of the  Registrant's
Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance Sheets as of March 31, 2001  (unaudited) and December
          31, 2000

     Consolidated  Statements  of Earnings  for the Three Months Ended March 31,
          2001 and 2000 (unaudited)

     Consolidated Statements of Comprehensive  Income for the Three Months Ended
          March 31, 2001 and 2000 (unaudited)

     Consolidated  Statements of Cash Flows for the Three Months Ended March 31,
          2001 and 2000 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                             COMMUNITY FIRST BANKING COMPANY
                               Consolidated Balance Sheets
                                (In thousands of dollars)

                                                                 March 31,    December 31,
                                                                     2001          2000
                                                                 (unaudited)    (audited)
                                         Assets
Cash and due from banks ........................................      8,034       6,885
Interest-bearing deposits in financial institutions ............      1,768         533
Federal funds sold .............................................     14,274         200
                                                                    -------      ------
   Cash and cash equivalents ...................................     24,076       7,618

Securities available for sale ..................................     44,550      58,889
Securities held to maturity ....................................        164         167
Other investments ..............................................      2,315       3,112
Mortgage loans held for sale ...................................         56          57
Loans, net .....................................................    311,514     308,007
Premises and equipment net .....................................      8,084       8,004
Accrued interest receivable ....................................      3,136       3,537
Other real estate and repossessions ............................        633         474
Other assets ...................................................      5,116       4,641
                                                                    -------      ------
   Total assets ................................................    399,644     394,506
                                                                    =======     =======

                          Liabilities and Stockholders' Equity
Deposits:
  Demand .......................................................     15,160      14,508
  Interest-bearing demand ......................................     58,707      52,873
  Savings ......................................................     27,549      26,281
  Time .........................................................    150,831     146,841
  Time, over $100,000 ..........................................     64,862      71,728
                                                                    -------      ------
     Total deposits ............................................    317,109     312,231

Note payable and other borrowings ..............................     46,479      45,245
Federal funds purchased ........................................        136         903
Accrued interest payable and other liabilities .................      5,322       4,431
                                                                    -------      ------
     Total liabilities .........................................    369,046     362,810
                                                                    -------      ------
Stockholders' Equity:
 Common stock, $.01 par, 10,000,000 authorized, 3,282,054 issued         33          33
 Additional paid in capital ....................................     10,846      10,846
 Retained earnings .............................................     29,810      29,074
 Treasury stock at cost (444,596 shares) .......................     (9,215)     (6,666)
 Accumulated other comprehensive (loss) ........................       (876)     (1,591)
                                                                    -------      ------
     Total stockholders' equity ................................     30,598      31,696
                                                                    -------      ------
  Total liabilities and stockholders' equity ...................    399,644     394,506
                                                                    =======     =======
See Notes to Consolidated Financial Statements.

                           COMMUNITY FIRST BANKING COMPANY
                         Consolidated Statement of Earnings
                                     (Unaudited)
                              (In thousands of dollars)
                                                                    Three Months Ended
                                                                         March 31,
                                                                      2001      2000
                                                                      ----      ----
Interest income:
 Interest and fees on loans ......................................    7,612    6,856
 Interest-bearing deposits  and federal funds sold ...............      160       32
 Interest and dividends on investment securities:
   U.S. Govt. agency and mortgage-backed .........................      741    1,044
   State, county and municipals ..................................        1        1
   Other .........................................................       63       81
                                                                     ------   ------
     Total interest income .......................................    8,577    8,014
                                                                     ------   ------
Interest Expense:
 Interest on deposits:
   Demand ........................................................      333      298
   Savings .......................................................      134      150
   Time ..........................................................    3,344    2,665
                                                                     ------   ------
                                                                      3,811    3,113
Interest on note payable and other borrowings ....................      590      917
                                                                     ------   ------
          Total interest expense .................................    4,401    4,030
                                                                     ------   ------
           Net interest income ...................................    4,176    3,984
Provision for loan losses ........................................      212      234
                                                                     ------   ------
          Net interest income after provision for loan losses ....    3,964    3,750
                                                                     ------   ------
Noninterest income:
   Service charges on deposits ...................................      568      506
   Gain (loss) on calls and sales of securities available for sale       16       (7)
   Insurance commissions .........................................      179      212
   Miscellaneous .................................................      311      286
                                                                     ------   ------
          Total noninterest income ...............................    1,074      997
                                                                     ------   ------
Noninterest expenses:
   Salaries and employee benefits ................................    1,709    1,682
   Occupancy and equipment .......................................      312      325
   Deposit insurance premiums ....................................       15       15
   Other operating ...............................................      897      906
                                                                     ------   ------
         Total noninterest expense ...............................    2,933    2,928
                                                                     ------   ------
         Earnings before income taxes ............................    2,105    1,819
Income tax expense ...............................................      733      585
                                                                     ------   ------
               Net earnings before cumulative effect of change in
                accounting principle..............................    1,372    1,234
Cumulative effect of change in accounting principle
     net of tax of $42............................................      (68)     --
                                                                     ------   ------                                                                     ------   ------
               Net earnings ......................................    1,304    1,234
                                                                     ======   ======
Basic earnings per share..........................................     0.45     0.45
Diluted earnings per share........................................     0.44     0.42

See Notes to Consolidated Financial Statements.

                              COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Comprehensive Income
                           (Unaudited - in thousands of dollars)
                                                                                Three Months Ended
                                                                                      March 31,
                                                                                    2001      2000
                                                                                    ----      ----
Net earnings ..................................................................    1,304     1,234
                                                                                   -----     -----
Other  comprehensive  income,  net of  income  taxes:
 Unrealized  gains (losses) on securities available for sale ..................    1,146    (1,130)
  Income tax effect of gains (losses)..........................................      441      (429)
                                                                                   -----     -----
    Unrealized gains (losses) arising during the period, net of tax ...........      705      (701)
                                                                                   -----     -----
  Less: Reclassification adjustment for gains (losses) included in net earnings       16        (7)
   Income tax on reclassification on adjustments ..............................        6        (3)
                                                                                   -----     -----
    Reclassification adjustment for gains (losses)
      included in net earnings, net of tax                                            10        (4)
                                                                                   -----     -----
     Other comprehensive income (loss) ........................................      715      (697)
                                                                                   -----     -----
COMPREHENSIVE INCOME ..........................................................    2,019       537
                                                                                   =====     =====
See Notes to Consolidated Financial Statements.

                                  COMMUNITY FIRST BANKING COMPANY
                               Consolidated Statements of Cash Flows
                               (Unaudited - in thousands of dollars)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                          2001       2000
                                                                                          ----       ----
Net earnings .......................................................................     1,304      1,234
Cumulative effect of change in accounting principle.................................        68        --
 Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation, amortization and accretion .........................................       227        204
  Provision for loan losses ........................................................       212        234
  Loss (gain) on calls and sales of securities available for sale ..................       (16)         7
  Change in:
    Mortgage loans held for sale ...................................................         1       (103)
    Accrued interest receivable ....................................................       401        178
    Other assets ...................................................................    (1,014)        (2)
    Accrued interest payable .......................................................      (155)         5
    Other liabilities ..............................................................     1,635        404
                                                                                       -------    -------
       Net cash provided by operating activities ...................................     2,663      2,161
                                                                                       -------    -------
Cash flows from investing activities:
  Proceeds from sales securities available for sale ................................    10,860         18
  Proceeds from calls and maturities of securities held to maturity ................         3          4
  Proceeds from calls and maturities of securities available for sale ..............     7,715      1,155
  Proceeds from sales of other investments .........................................       797        251
  Purchases of securities available for sale .......................................    (3,088)      --
  Net change in loans ..............................................................    (3,878)   (14,779)
  Proceeds from sale of real estate and repossessions ..............................      --          259
  Purchases of premises and equipment ..............................................      (253)       (25)
                                                                                       -------    -------
       Net cash provided by (used in) investing activities .........................    12,156    (13,117)
                                                                                       -------    -------
Cash flows from financing activities:
  Net change in deposits ...........................................................     4,878      9,402
  Payment of note payable and other borrowings .....................................       (66)    (1,841)
  Proceeds of note payable and other borrowings ....................................     1,300      5,000
  Federal funds purchased ..........................................................      (767)    (2,055)
  Treasury stock purchased .........................................................    (2,549)      (657)
  Cash dividend paid and declared ..................................................    (1,157)      (475)
                                                                                       -------    -------
      Net cash provided by financing activities ....................................     1,639      9,374
                                                                                       -------    -------
      Net change in cash and cash equivalents ......................................    16,458     (1,582)
Cash and cash equivalents at beginning of year .....................................     7,618     10,397
                                                                                       -------    -------
Cash and cash equivalents at quarter end ...........................................    24,076      8,815
                                                                                       =======    =======
See Notes to Consolidated Financial Statements.

                                                                                       Three Months Ended
                                                                                             March 31,
Supplemental disclosure of cash flow information:                                         2001       2000
                                                                                          ----       ----
  Cash paid for:                                                                          (in thousands)
     Interest.......................................................................     4,556      4,025
     Income taxes...................................................................       672        617

See Notes to Consolidated Financial Statements.

COMMUNITY FIRST BANKING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS

GENERAL

Community First Banking Company (the "Company") is the financial holding company of its wholly  owned  subsidary,  Community  First Bank (the  "Bank"),  a state commercial bank chartered in the state of Georgia.

NOTE 2.  BASIS OF PRESENTATION

The accompanying  unaudited  consolidated  financial  statements (except for the statement of financial  condition on December 31, 2000,  which is audited)  have been prepared in accordance with instructions to Form 10Q. Accordingly,  they do not include all of the information and footnotes  required by generally accepted accounting  principles  for  complete  financial  statements.  In the opinion of management,  all  adjustments  (none of which were other than  normal  recurring accruals)  necessary  for a fair  presentation  of the  financial  position  and results  of  operations  for the  periods  presented  have  been  included.  The accompanying  consolidated  financial  statements  include  the  accounts of the
Company and the Bank. All significant intercompany items have been eliminated.

The  results of  operations  for the three  months  ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2001. The accompanying consolidated financial statements and related notes of Community  First Banking  Company and subsidiary  should be read in  conjunction  with the audited  consolidated  financial  statements  and related notes included in the Company's  Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 3. CHANGE IN ACCOUNTING PRINCIPLE

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
The Company  adopted SFAS No. 133 January 1, 2001 recording an unrealized  loss, net of tax, of $68,000.

NOTE 4.  EARNINGS PER COMMON SHARE

Earnings  per common share  calculations  for the three month period ended March
31, 2001 and 2000 are  presented  based on the net earnings for the three months divided by the  weighted  average  number of shares  outstanding,  or  2,914,594 shares (three  months ended March 31, 2001) and  2,760,125  shares (three months ended March 31, 2000).  Diluted earnings per common share takes into account the effect of dilution from the assumed  exercise of all  outstanding  stock options and awards.  Diluted  earnings  per common share is  calculated  by dividing net earnings by the average  number of common  shares  outstanding  adjusted for the incremental  shares resulting from the exercise of dilutive stock options during the period,  or 2,962,537 and 2,953,209  shares for the three months ended March
31, 2000 and 1999  respectively.  Earnings per share before cumulative effect of change  in  accounting  principle  is not  presented  since  the  amount of that cumulative effect had no impact on reported earnings per share.

NOTE 5. DIVIDENDS DECLARED

On March 15, 2001 the Board of Directors of the Company approved a cash dividend of $.20 per share payable April 2, 2001 for  stockholders of record on March 16,
2001.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND MARCH 31, 2000

On March 31,  2001 the Company had total  assets of $399.6  million  compared to
$394.5 million at December 31, 2000.  This increase in assets of $5.1 million or
1.3% is  primarily  due to a  increase  in cash  and cash  equivalents  of $16.5 million. This increase in cash and cash equivalents was offset by a reduction in available for sale securities of $14.3 million  (resulting  primarily from sales and calls of available for sale securities). Net loans increased $3.5 million in the three months ended March 31, 2001.

Total deposit liabilities  increased $4.9 million or 1.6% from December 31, 2000 to March 31, 2001. Time deposits over $100,000  decreased $6.9 million primarily because one brokered  certificate  of deposit  with a principal  balance of $8.7 million matured on March 23, 2001. All other deposit liabilities (excluding time deposits  over  $100,000)  increased a total of $11.7  million  during the three months ended March 31, 2001.

Note payable and other borrowings increased $1.2 million during the three months ended March 31, 2001. This increase resulted from additional  borrowings of $1.3 million by the Company from another  financial  institution.  Proceeds from this
$1.3 million  borrowing were used to help fund the purchase of treasury stock by the Company. Federal funds purchased by the Bank decreased $767,000 in the three months ended March 31, 2001.  Accrued interest and other  liabilities  increased
$891,000 primarily from an adjustment to income tax payable and the deferred tax asset accounts.

Retained  earnings  increased  $736,000  during the three months ended March 31,
2001. This increase  represents earnings of $1.3 million less dividends declared of $568,000.  Treasury stock increased $2.5 million from the purchase of 107,331 shares  of the  Company's  stock  at an  average  price  of  $23.75  per  share.
Accumulated  other  comprehensive  losses  decreased  $715,000  during the three months  ended March 31,  2001 as a result of the impact of a declining  interest rate environment on our securities portfolio.

COMPARISON  OF RESULTS OF  OPERATIONS  FOR THE THREE MONTHS ENDED MARCH 31, 2001
AND 2000

GENERAL.  Net earnings totaled $1.3 million for the three months ended March 31,
2001,  an increase of $70,000 or 5.7% over the $1.2  million  earned in the same three  months in 2000.  This  increase  is  primarily  the  result of higher net interest income and higher  noninterest  income and was offset  partially by the change in  accounting  principle  from  implementing  SFAS 133.  These and other significant fluctuations are discussed below.

NET INTEREST  INCOME.  Net interest  income for the three months ended March 31,
2001 increased $192,000 or 4.8% compared to the same three month period in 2000.
Total interest income  increased  $563,000 or 7.0%, while total interest expense increased $371,000 or 9.2%. The increase in interest income was caused by higher average loan balances and higher interest rates on loans during the three months ended  March 31,  2001  compared  to the same  three  months  in 2000.  The loan portfolio mix continues to move away from  residential  mortgage  loans and into higher yielding  commercial  loans. The average balance of loans by type for the first quarters of 2001 and 2000 were as follows:

                                    Average Balances
                                   Three Months Ended
                                       March 31,
                                   2001        2000
                                   ----        ----
                                    (In thousands)
Mortgage loans                     74,869      84,588
Consumer loans                     54,193      55,990
Construction loans                 26,704      35,789
Commercial loans                  158,634     121,195
                                  -------    -------
                                  314,400     297,562
                                  =======    =======

Interest  and fee  income  on loans  increased  $756,000  or 11.0% in the  first quarter of 2001 compared to the same quarter in 2000,  while the average balance of loans increased $16.8 million or 5.7%.  Interest income on federal funds sold and  interest-bearing  deposits  increased  $128,000  for the three months ended
March 31, 2001  compared to the same three  months of 2000 because of the higher balances in federal  funds sold.  Interest  and  dividend  income on  investment securities  decreased  $321,000  during the three  months  ended  March 31, 2001 compared to the same three months of 2000.

The net interest rate spread  measures the difference  between the average yield on earning  assets and the  average  rate paid on  interest  bearing  sources of funds.  The net interest  rate spread for the quarters  ended March 31, 2001 and
2000 was 4.29% and 4.36% respectively.

The following table presents average balances,  associated rates earned and paid for all interest earning assets and interest bearing liabilities,  and variances caused by volume and rates for the three  months  ended March 31, 2001 and March
31, 2000. (dollars in thousands)
                                                                                                    Three Months Ended
                                                                                                      March 31, 2001
                                                                                                   Compared to Same Three
                                      Quarter Ended                  Quarter Ended                    Months of 2000
                                      March 31, 2001                March 31, 2000              Increase (Decrease) Due To
                                      --------------                --------------              --------------------------
                                    Average   Interest Effective   Average  Interest  Effective    Volume   Rate      Total
                                    Balance    Yield     Rate      Balance    Yield     Rate     Variance  Variance  Variance
Loans, Net                          310,158     7,612     9.82%    294,153    6,856      9.32%      373       383      756
Interest-Bearing Deposits & FF Sold  11,894       160     5.38%      2,199       32      5.82%      141       (13)     128
Securities                           52,142       805     6.18%     63,767    1,126      7.06%     (205)     (116)    (321)
---------------------------------------------------------------------------------------------------------------------------
                                    374,194     8,577     9.17%    360,119    8,014      8.90%      309       254      563
---------------------------------------------------------------------------------------------------------------------------
Demand Deposits                      67,290       333     1.98%     67,487      298      1.77%       (1)       36       35
Savings                              26,429       134     2.03%     29,297      150      2.05%      (15)       (1)     (16)
Certificates of Deposit             220,274     3,344     6.07%    197,572    2,665      5.40%      306       373      679
Borrowings                           47,136       590     5.01%     60,701      917      6.04%     (205)     (122)    (327)
---------------------------------------------------------------------------------------------------------------------------
                                    361,129     4,401     4.87%    355,057    4,030      4.54%       86       285      371
---------------------------------------------------------------------------------------------------------------------------
Net interest income & spread                    4,176     4.29%               3,984      4.36%
Change                                                                                              223       (31)     192

PROVISION  FOR LOAN LOSSES.  The  provision for loan losses was $212,000 for the three  months  ended March 31, 2001  compared to $234,000  for the three  months ended March 31, 2000. At March 31, 2001,  the loan loss reserve was $3.9 million or 1.2% of total loans  compared to $3.5 million or 1.1% of total loans at March
31, 2000.  Management deemed the allowance for loan losses adequate at March 31,
2001.

NONPERFORMING  ASSETS AND PAST DUE LOANS.  Nonperforming  assets,  comprised  of non-accrual  loans (generally loans on which payments are more than 90 days past due) and other real estate  owned  totaled $1.4 or 0.3% of total assets at March
31, 2001, and $931,000 or 0.2% of total assets at March 31, 2000.

NONINTEREST INCOME. Total noninterest income increased $77,000, or 7.7%, for the three months ended March 31, 2001 versus the same three months in 2000.  Service charges on  deposits  increased  $62,000 or 12.3% for the first  quarter of 2001 verses the same  period in 2000.  The Bank sold and had calls of  available  for sale  securities  during the first  quarter  of 2001 for a net gain of  $16,000.
During the same period of 2000, the Company sold equity securities for a loss of
$7,000.  Income from  insurance  commissions  decreased  $33,000 or 15.6% in the three  months  ended March 31, 2001  compared to the same three  months in 2000.
Miscellaneous   income  increased  $25,000  or  8.7%  primarily  from  the  gain recognized  on loans  sold.  In  March  2001 a group of 1-4  family  fixed  rate mortgage  loans with a principal  balance  totaling  $3.2 million was sold for a gain of $47,000.

NONINTEREST  EXPENSES.  Total noninterest  expenses increased $5,000 or 0.2% for the three  months  ended March 31, 2001 as compared to the same three  months in
2000.  This increase was  primarily  the result of higher  salaries and employee benefits  (which  increased  $27,000)  resulting  from  annual  wage  increases.
Occupancy and equipment  costs  decreased  $13,000 and other  operating  expense decreased $9,000.

INCOME  TAXES.  Income tax  expense  for the  quarter  ended  March 31, 2001 was
$733,000 or 34.8% of pretax  income and  $585,000 or 32.2% of pretax  income for the same three month period in 2000. The difference  between these rates and the statutory  rate is  primarily  the  result  of  interest  income  on tax  exempt securities,  the dividend  received  deduction on  government  agency  preferred stocks,  and the use of state tax credit carry  forwards to reduce the effective state tax rate.

RECENT ACCOUNTING  PRONOUNCEMENTS.  In 1998, the Financial  Accounting Standards
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
Changes in fair value for  derivative  instruments  that are not  intended  as a hedge are  recorded in  earnings  of the period of the  change.  SFAS No. 133 is effective  for all fiscal years  beginning  after June 15, 2000.  At the date of initial  application,  an entity may transfer any held to maturity security into the available for sale or trading  categories  without calling into question the entity's intent to hold other securities to maturity in the future.  The Company adopted SFAS No. 133 January 1, 2001  recording an unrealized  loss, net of tax, of $68,000.

LIQUIDITY AND CAPITAL RESOURCES. Operating activities provided net cash proceeds of $2.7 million for the three months ended March 31, 2001.

Investing  activities  provided  $12.2  million in cash  during  this same three months  primarily  because  of sales  and  calls of  securities  totaling  $18.6 million.

Financing activities provided $1.6 million of cash during the three months ended
March 31, 2001.  Increases in demand and savings deposits provided $7.8 million.
Time deposits  decreased $2.9 million  because of a maturing $8.7 million dollar brokered  deposit which matured in March 2001. The Company borrowed $1.3 million from another  financial  institution to partially  fund the  acquisition of $2.5 million of treasury stock.  See the  Consolidated  Statements of Cash Flow for a complete analysis of sources and uses of cash.

The asset portion of the balance sheet provides liquidity primarily through loan principal  repayments,  maturities  of  investment  securities  and, to a lesser
extent,  sales  of  securities.   Installment  loan  payments  are  becoming  an
increasingly  important  source of liquidity  for the Company as this  portfolio continues to grow. Other  short-term  investments such as federal funds sold and maturing  interest-bearing  deposits with other banks are additional  sources of liquidity.

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

As of  March  31,  2001 the  Bank's  regulatory  capital  was in  excess  of all applicable  regulatory  requirements.  At  March  31,  2001,  the  Bank's  total risk-based  capital,  tier 1  risk-based  capital  and  tier 1  leverage  ratios amounted  to  11.3%,  10.1%  and  7.8%,  respectively,  compared  to  regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

            None.

      ITEM 2.  CHANGES IN SECURITIES

            None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

            None

      ITEM 5.  OTHER INFORMATION

            None

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               1.  Agreement  and Plan of Merger by and  among  Community  First
               Banking   Company,   Community  First  Bank,  and  First  Deposit
               Bancshares, Inc. and Douglas Federal Bank dated as of January 18,
               2001 (incorporated by reference to the exhibit of the same number in the Company's  Resigration  Statement on Form S-4, Regis.  No.
               333-56830)

          (b)  Reports on Form 8-K during the quarter ended March 31, 2001

               On January 18, 2001 the  Company  and First  Deposit  Bancshares,
               Inc.  filed a current  report on Form 8-K under  Item 5 to report entering into an Agreement and Plan of Merger.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                         COMMUNITY FIRST BANKING COMPANY

Date:       May 11, 2001           /s/ Gary D. Dorminey
                                  ----------------------
                                    Gary D. Dorminey
                                       President
                              (Principal Executive Officer)

Date:       May 11, 2001          /s/ C. Lynn Gable
                                 -------------------
                                  C. Lynn Gable
                              Chief Financial Officer
                           (Principal Financial Officer)