Form 10-Q
period 2001-06-30
COMMUNITY FIRST BANKING CO
filed 2001-08-14
CIK 1035903

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the quarterly period ended June 30, 2001

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

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock,  as of the latest  practicable  date: As of August 1, 2001,  there
were  3,523,073   shares  issued  and  3,523,073   shares   outstanding  of  the
Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance Sheets as of June 30, 2001  (unaudited) and December
          31, 2000

     Consolidated  Statements  of Earnings for the Three Months and Six Months Ended June 30,
          2001 and 2000 (unaudited)

     Consolidated Statements of Comprehensive  Income for the Three Months and Six Months Ended
          June 30, 2001 and 2000 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                             COMMUNITY FIRST BANKING COMPANY
                               Consolidated Balance Sheets
                                (In thousands of dollars)

                                                                    June 30,   December 31,
                                                                     2001         2000
                                                                  (unaudited)    (audited)
                           Assets
Cash and due from banks ........................................      9,058       6,885
Interest-bearing deposits in financial institutions ............     10,094         533
Federal funds sold .............................................     23,674         200
                                                                    -------     -------
   Cash and cash equivalents ...................................     42,826       7,618

Securities available for sale ..................................     48,569      58,889
Securities held to maturity ....................................        160         167
Other investments ..............................................      3,465       3,112
Mortgage loans held for sale ...................................        246          57
Loans, net .....................................................    417,534     308,007
Premises and equipment net .....................................     12,595       8,004
Accrued interest receivable ....................................      3,808       3,537
Intangible assets ..............................................      3,886         876
Other real estate and repossessions ............................      2,292         474
Other assets ...................................................      4,625       3,765
                                                                    -------     -------
   Total assets ................................................    540,006     394,506
                                                                    =======     =======

             Liabilities and Stockholders' Equity
Deposits:
  Demand .......................................................     19,145      14,508
  Interest-bearing demand ......................................     75,363      52,873
  Savings ......................................................     41,907      26,281
  Time .........................................................    205,541     146,841
  Time, over $100,000 ..........................................     80,820      71,728
                                                                    -------     -------
     Total deposits ............................................    422,776     312,231

Note payable and other borrowings ..............................     65,731      45,245
Federal funds purchased ........................................         14         903
Accrued interest payable and other liabilities .................      7,396       4,431
                                                                    -------     -------
     Total liabilities .........................................    495,917     362,810
                                                                    -------     -------

Stockholders' Equity:
 Common stock, $.01 par, 10,000,000 authorized, 3,523,073 issued         35          33
 Additional paid in capital ....................................     15,348      10,846
 Retained earnings .............................................     29,491      29,074
 Treasury stock at cost ........................................       --        (6,666)
 Accumulated other comprehensive income and (loss) .............       (785)     (1,591)
                                                                    -------     -------
     Total stockholders' equity ................................     44,089      31,696
                                                                    -------     -------
  Total liabilities and stockholders' equity ...................    540,006     394,506
                                                                    =======     =======
See Notes to Consolidated Financial Statements.

                           COMMUNITY FIRST BANKING COMPANY
                         Consolidated Statement of Earnings
                                     (Unaudited)
                              (In thousands of dollars)

                                                                                    Three Months Ended     Six Months Ended
                                                                                    June 30,   June 30,   June 30,   June 30,
                                                                                      2001       2000        2001      2000
                                                                                      ----       ----        ----      ----
Interest income:
 Interest and fees on loans .....................................................     8,264      7,434     15,876     14,291
 Interest-bearing deposits  and federal funds sold ..............................       319         25        479         57
 Interest and dividends on investment securities:
   U.S. Govt. agency and mortgage-backed ........................................       663      1,015      1,404      2,058
   State, county and municipals .................................................         2          2          3          3
   Other ........................................................................        58         84        121        165
                                                                                     ------     ------     ------     ------
     Total interest income ......................................................     9,306      8,560     17,883     16,574
                                                                                     ------     ------     ------     ------
Interest Expense:
 Interest on deposits:
   Demand .......................................................................       417        294        750        592
   Savings ......................................................................       198        148        332        298
   Time .........................................................................     3,688      2,839      7,032      5,504
                                                                                     ------     ------     ------     ------
                                                                                      4,303      3,281      8,114      6,394
Interest on note payable and other borrowings ...................................       850      1,123      1,440      2,040
                                                                                     ------     ------     ------     ------
          Total interest expense ................................................     5,153      4,404      9,554      8,434
                                                                                     ------     ------     ------     ------
           Net interest income ..................................................     4,153      4,156      8,329      8,140
Provision for loan losses .......................................................       836        239      1,048        473
                                                                                     ------     ------     ------     ------
          Net interest income after provision for loan losses ...................     3,317      3,917      7,281      7,667
                                                                                     ------     ------     ------     ------
Noninterest income:
   Service charges on deposits ..................................................       683        537      1,251      1,043
   Gain (Loss) on calls and sales of securities available for sale ..............       (45)       (22)       (29)       (29)
   Insurance commissions ........................................................       123        163        302        375
   Miscellaneous ................................................................       200        266        511        552
                                                                                     ------     ------     ------     ------
          Total noninterest income ..............................................       961        944      2,035      1,941
                                                                                     ------     ------     ------     ------
Noninterest expenses:
   Salaries and employee benefits ...............................................     1,955      1,688      3,664      3,370
   Occupancy and equipment ......................................................       380        311        692        636
   Deposit insurance premiums ...................................................        15         15         30         31
   Amortization of goodwill intangible ..........................................        17       --           17       --
   Other operating ..............................................................     1,153        875      2,050      1,780
                                                                                     ------     ------     ------     ------
         Total noninterest expense ..............................................     3,520      2,889      6,453      5,817
                                                                                     ------     ------     ------     ------
         Earnings before income taxes ...........................................       758      1,972      2,863      3,791
Income tax expense ..............................................................       285        642      1,018      1,227
                                                                                     ------     ------     ------     ------
          Net earnings before cumulative effect of change in accounting principle       473      1,330      1,845      2,564
Cumulative effect of change in accounting principle net of tax of $42,000 .......      --         --          (68)       --
                                                                                     ------     ------     ------     ------
          Net earnings ..........................................................       473      1,330      1,777      2,564
                                                                                     ======     ======     ======     ======
 EPS before change in accounting principle-basic                                       0.15       0.48       0.61       0.93
 EPS before change in accounting principle-diluted                                     0.15       0.45       0.60       0.87
 EPS basic                                                                             0.15       0.48       0.59       0.93
 EPS diluted                                                                           0.15       0.45       0.58       0.87

See Notes to Consolidated Financial Statements.

                              COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Comprehensive Income
                           (Unaudited - in thousands of dollars)
                                                                                Three Months Ended     Six Months Ended
                                                                                       June 30,            June 30,
                                                                                    2001      2000      2001      2000
                                                                                    ----      ----      ----      ----
Net earnings ..................................................................      473     1,330     1,777     2,564
                                                                                   -----     -----     -----     -----
Other  comprehensive  income,  net of  income  taxes:
 Unrealized  gains (losses) on securities available for sale ..................      196       805     1,343      (313)
  Income tax effect of gains (losses) .........................................      (76)     (306)     (519)     (119)
                                                                                   -----     -----     -----     -----
    Unrealized gains (losses) arising during the period, net of tax ...........      120       499       824      (194)
                                                                                   -----     -----     -----     -----
  Less: Reclassification adjustment for gains (losses) included in net earnings      (45)      (22)      (29)      (29)
   Income tax on reclassification adjustments .................................      (17)       (8)      (11)      (11)
                                                                                   -----     -----     -----     -----
    Reclassification adjustment for gains included in net earnings, net of tax       (28)      (14)      (18)      (18)
                                                                                   -----     -----     -----     -----
     Other comprehensive income (loss) ........................................       92       485       806      (212)
                                                                                   -----     -----     -----     -----
COMPREHENSIVE INCOME ..........................................................      565     1,815     2,583     2,352
                                                                                   =====     =====     =====     =====

See Notes to Consolidated Financial Statements.

                                  COMMUNITY FIRST BANKING COMPANY
                               Consolidated Statements of Cash Flows
                               (Unaudited - in thousands of dollars)

                                                                         Six Months Ended
                                                                             June 30,
                                                                           2001       2000
                                                                           ----       ----
Net earnings ........................................................     1,777      2,564
Cumulative effect of change in accounting principle .................        68       --
  Depreciation, amortization and accretion ..........................       419        413
  Provision for loan losses .........................................     1,048        473
  Loss (gain) on calls and sales of securities available for sale ...        29         29
  Loss (gain) on sale of other real estate ..........................      --          (50)
  Loss (gain) on sales of premises and equipment, net ...............        84       --
  Gain on sale of loans .............................................       (58)      --
  Change in:
    Mortgage loans held for sale ....................................      (189)         1
    Accrued interest receivable .....................................       558         65
    Other assets ....................................................       241       (114)
    Accrued interest payable ........................................      (307)       121
    Other liabilities ...............................................       792        524
                                                                        -------    -------
       Net cash provided by operating activities ....................     4,462      4,026
                                                                        -------    -------

Cash flows from investing activities:
  Proceeds from sales securities available for sale .................    14,110         70
  Proceeds from maturities of securities held to maturity ...........         7          7
  Proceeds from calls and maturities of securities available for sale     9,267      2,375
  Sales of other investments ........................................       797       --
  Proceeds from sales of other investments ..........................      --           61
  Purchases of securities available for sale ........................    (2,565)      --
  Proceeds from sales of loans ......................................    16,893       --
  Net change in loans ...............................................     4,527    (19,911)
  Proceeds from sale of real estate and repossessions ...............      --          130
  Purchases of premises and equipment ...............................      (393)       (80)
  Payment in connection with merger net of cash acquired ............   (11,188)      --
                                                                        -------    -------
       Net cash provided by (used in) investing activities ..........    31,455    (17,348)
                                                                        -------    -------

Cash flows from financing activities:
  Net change in deposits ............................................     5,535     (3,332)
  Net change in time deposits .......................................     1,426     11,304
  Payment of note payable and other borrowings ......................      --       (5,738)
  Proceeds of note payable and other borrowings .....................     1,988     10,225
  Repay federal funds purchased .....................................      (889)     1,407
  Payment of note payable ...........................................    (4,130)      --
  Treasury stock purchased ..........................................    (3,483)      (657)
  Cash dividend paid ................................................    (1,156)      (950)
                                                                        -------    -------
      Net cash provided by (used in) financing activities ...........      (709)    12,259
                                                                        -------    -------
      Net change in cash and cash equivalents .......................    35,208     (1,063)

Cash and cash equivalents at beginning of year ......................     7,618     10,397
                                                                        -------    -------
Cash and cash equivalents at quarter end ............................    42,826      9,334
                                                                        =======    =======
See Notes to Consolidated Financial Statements.

                                                                          Six Months Ended
                                                                               June 30,
Supplemental disclosure of cash flow information:                          2001       2000
                                                                           ----       ----
  Cash paid for:                                                           (in thousands)
     Interest..........................................................   9,332      8,313
     Income taxes......................................................   1,682      1,077
  Assets acquired and liabilities assumed in merger transactions:
     Fair value of assets acquired in Merger........................... 157,978
     Cash paid in connection with Merger............................... (15,212)
                                                                        -------
     Liabilities assumed in merger..................................... 142,766
                                                                        =======
See Notes to Consolidated Financial Statements.

COMMUNITY FIRST BANKING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS

GENERAL

Community First Banking Company (the "Company") is the financial holding company of its  wholly  owned  subsidary,  Community  First Bank (the  "Bank"),  a state commercial bank chartered in the state of Georgia.

BUSINESS COMBINATIONS

On May 23,  2001,  the Company  consummated  its  acquisition  of First  Deposit
Bancshares,  Inc. ("First  Deposit") through the merger of First Deposit and its bank subsidiary,  Douglas Federal Bank, FSB, with and into the Bank. The banking offices of Douglas  Federal Bank became  branches of Community  First Bank as of the effective date of the merger.  Pursuant to shareholder  elections  under the terms of the  Agreement  and Plan of Merger dated as of January 18, 2001,  total consideration  paid to former FDBI  shareholders  totaled 723,675 shares of CFBC stock and  $14,836,076.89  in cash. The merger was accounted for as a "purchase"
which means that, for accounting and financial  reporting  purposes,  the assets and  liabilities  of First Deposit as of the  effective  time of the merger were recorded at their  respective  fair  values and added to those of the Bank.  The
Company's  financial  statements for the period ended June 30, 2001 reflect such values and prior financial statements are not restated  retroactively to reflect
First Deposit's historical financial position or results of operations.

MERGER AGREEMENT WITH BB&T CORPORATION

On  July  10,  2001,  the  Company   entered  into  an  Agreement  and  Plan  of
Reorganization with BB&T Corporation  ("BB&T"),  a regional bank holding company with approximately $64.2 billion in assets.  Under the agreement,  each share of common stock of the Company  outstanding at the effective time will be converted into the right to receive 0.98 of a share of common stock of BB&T,  plus cash in lieu of any fractional share of BB&T common stock. The merger,  which is subject to the  approval  of the  Company's  shareholders  and  banking  regulators,  is expected to be  completed  in the fourth  quarter of 2001.  The  transaction  is expected to be accounted for as a purchase.

NOTE 2.  BASIS OF PRESENTATION

The accompanying  unaudited  consolidated  financial  statements (except for the statement of financial  condition on December 31, 2000,  which is audited)  have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes  required by generally accepted accounting  principles  for  complete  financial  statements.  In the opinion of management,  all  adjustments  (none of which were other than  normal  recurring accruals)  necessary  for a fair  presentation  of the  financial  position  and results of operations  for the periods  presented  have been  included.  Certain amounts in the prior  year's  financial  statements  have been  reclassified  to conform with the 2001 presentation. These reclassifications had no effect on net income. The accompanying  consolidated financial statements include the accounts of the  Company  and the Bank.  All  significant  intercompany  items  have been eliminated.

The results of  operations  for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended  December  31,  2001.  The  accompanying  consolidated  financial statements and related notes of Community  First Banking  Company and subsidiary should be read in conjunction with the audited consolidated financial statements and related notes  included in the Company's  Annual Report on Form 10-K for the
year ended December 31, 2000.

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

NOTE 4.  EARNINGS PER COMMON SHARE

Earnings per common share calculations for the three and six month periods ended
June 30, 2001 and 2000 are presented based on the net earnings for the three and six months  divided by the weighted  average  number of shares  outstanding,  or
3,118,743 and 3,017,232 shares (three months and six months ended June 30, 2001)
and 2,751,715  and 2,755,920  shares (three and six months ended June 30, 2000).
Diluted earnings per common share takes into account the effect of dilution from the  assumed  exercise of all  outstanding  stock  options  and awards.  Diluted earnings per common share is  calculated by dividing net earnings by the average number  of  common  shares  outstanding  adjusted  for  the  incremental  shares resulting  from the exercise of dilutive  stock  options  during the period,  or
3,208,085 and 2,944,799 shares for the three months ended June 30, 2001 and 2000 respectively, and 3,086,934 and 2,949,004 for the six months ended June 30, 2001 and 2000.

NOTE 5. DIVIDENDS DECLARED

On March 15, 2001 the Board of Directors of the Company approved a cash dividend of $.20 per share payable April 2, 2001 for  stockholders of record on March 16,
2001.  On June 21, 2001 the Board of  Directors  of the Company  approved a cash dividend of $.225 per share payable July 2, 2001 for  stockholders  of record on
June 22, 2001.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

On June 30,  2001 the  Company had total  assets of $540.0  million  compared to
$394.5  million at December 31, 2000.  This increase in assets of $145.5 million or 36.9% is due to the First  Deposit  merger  discussed  under  note one above.
First  Deposit had total assets of $158.0  million on the merger date of May 23,
2001.

Cash and cash equivalents  increased $35.2 million, of this amount, $4.0 million came from the First Deposit merger.

Securities  decreased  $10.3  million.  Sales of  securities  available for sale totaled $14.1 million,  and calls and maturities totaled $9.3 million in the six months ended June 30, 2001.  Securities available for sale acquired in the First
Deposit merger totaled $9.2 million,  and other  purchases  totaled $2.6 million during the six months ended June 30, 2001. Other investments  increased $353,000 from the  acquisition  of $1.2 million in Federal Home Loan Bank (FHLB) stock in the First Deposit  merger and a redemption of $797,000 of FHLB stock by the FHLB in March 2001.

Net loans  increased  $109.5  million in the six months ended June 30, 2001. Net loans  received from the First Deposit  merger were $130.8  million.  A total of
$16.9 million of loans were sold in the six months ended June 30, 2001.

Premises and equipment  increased  $4.6 million in the six months ended June 30,
2001, as a result of the First Deposit merger. Two branches were acquired in the
First Deposit merger. One branch located at 8444 Campbellton Road, Douglasville,
Georgia  includes the main office of Douglas  Federal Bank,  another  commercial building now leased to a mortgage  lending  company,  and a house converted into offices.  These  three  buildings  are located on 1.8 acres of land with a total appraised  fair  value of $1.6  million  for the land and three  buildings.  The second branch is located at 1855 Thornton Road, Lithia Springs,  Georgia with an appraised fair value of $900,000. Also acquired in the First Deposit merger were four parcels of vacant land held by Douglas  Federal  Bank for future  branches.
These  four  parcels  of land  have an  appraised  fair  value of $2.0  million.
Furniture  fixtures  and  equipment  acquired  in the First  Deposit  merger was recorded at $151,000.

Accrued  interest  receivable  increased  $271,000 at June 30, 2001  compared to
December 31, 2000 as a result of the higher outstanding loan balances because of the First Deposit merger.

Intangible  assets  increased $3.0 million in the six months ended June 30, 2001 as a result of the First Deposit merger.  Total goodwill recorded from the First
Deposit merger was $3.1 million.

Real estate and  repossessions  increased  $1.8  million in the six months ended
June 30, 2001 as a result of the First Deposit merger. Douglas Federal Bank held a fully  owned  subsidary  (Pinehurst  Corporation)  which was  involved in real estate development and sales. At the merger the assets of Pinehurst  Corporation were merged into the Bank at an appraised fair value of $1.8 million.

Other assets increased  $860,000 in the six months ended June 30, 2001 primarily because of a $1.0 million  receivable  due from First  Deposit's  Employee Stock
Ownership  Plan (ESOP) for shares that had not been  allocated to  participant's accounts on the merger date.  This increase was  partially  offset by a $211,000 decrease in value of an interest rate cap owned by the bank.

Total deposit  liabilities  increased  $110.5  million from December 31, 2000 to
June 30, 2001. The First Deposit merger transferred in $103.6 million of deposit liabilities.  Demand deposits increased $27.1 million,  the First Deposit merger transferred in $33.9 million.  Savings  deposits  increased  $15.6 million.  The
First  Deposit  merger  transferred  in $3.3 million of savings  deposits.  Time deposits  less than and equal to $100,000  increased  $58.7  million,  the First
Deposit  merger  transferred  in $49.9  million.  Time  deposits  over  $100,000 increased $9.1 million,  the First Deposit  merger  transferred in $15.7 million and a brokered  deposit of the Bank matured on March 23, 2001 reducing  deposits greater than $100,000 by $8.7 million.

Note payable and other borrowings  increased $20.5 million during the six months ended June 30, 2001.  The First Deposit  merger  transferred in $22.6 million of notes  payable  from FHLB  Atlanta,  and the Bank paid off $4.1  million of this amount in June 2001.  The Company  borrowed $2.0 million from another  financial institution.  These  proceeds  were used to help fund the  purchase  of treasury stock by the Company.

Federal funds  purchased by the Bank decreased  $889,000 in the six months ended
June 30, 2001.

Accrued interest and other liabilities  increased $3.0 million in the six months ended June 30, 2001.  Accrued interest  increased $221,000 because of the higher deposit  balances and notes payable caused by the First Deposit  merger.  A $1.3 million  liability  was recorded  relating to  employment  contract  liabilities created  by the  First  Deposit  merger.  Escrow  liability  balances  increased
$664,000  because  of the higher  loan  balances,  created by the First  Deposit merger,  and normal  increases  during the year before  property taxes are paid.
Dividends  payable  increased  $204,000 because of the higher dividend per share declared in the  quarter  ended June 30,  2001  compared  to the  quarter  ended
December 31, 2000 ($.225 vs $.20), and the increased shares outstanding  because of the First Deposit merger (723,675 shares were issued).

Total stockholder's  equity increased $12.4 million in the six months ended June
30, 2001. Common stock increased $2,410 from the issue of 241,019 shares (in the
First  Deposit  merger) at $.01 par value and  issued at a market  value (at the
First Deposit merger date) of $20.25 per share with the  difference  between par and market value  increasing  paid in capital by $4.9  million.  Treasury  stock decreased $6.7 million. Purchases of treasury stock in the six months ended June
30,  2001  totaled  $3.5  million,  and 482,656  shares of  treasury  stock were reissued with an acquired cost of $10.1 million in the First Deposit merger. The difference  between the market  value  ($20.25)  and the average  acquired  cost
($21.03)  of the  treasury  shares  reissued  was  charged  to paid  in  capital
($376,000).  Retained earnings  increased $417,000 from earnings of $1.8 million less dividends of $1.4 million.  Accumulated other  comprehensive loss decreased
$806,000 as a result of the impact of a declining  interest rate  environment on our securities portfolio.

This quarterly report, may contain forward-looking  statements under the Private
Securities  Litigation Reform Act of 1995 that involve risks and  uncertainties.
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

COMPARISON  OF RESULTS OF  OPERATIONS  FOR THE THREE MONTHS ENDED JUNE 30, 2001
AND 2000

GENERAL. Net earnings totaled $473,000 for the three months ended June 30, 2001, a decrease of $857,000 over the $1.3 million  earned in the same three months in
2000.  This  decrease is  primarily  the result of higher loan loss  provisions, higher  salaries and employee  benefits and higher other  non-interest  expenses resulting from the merger of First Deposit into the Company on May 23, 2001.

NET INTEREST  INCOME.  Net  interest  income for the three months ended June 30,
2001  decreased  $4,000 or 0.1% compared to the same three month period in 2000.
Total interest income  increased  $746,000 or 8.7%, while total interest expense increased  $750,000 or 17.0%.  The  increase  in  interest  income was caused by higher  average loan balances and higher  interest-bearing  deposits and federal funds sold  during the three  months  ended June 30,  2001  compared to the same three months in 2000.  The higher average loan balances were caused by the First
Deposit merger.

The average  balance of loans by type for the three  months  ended June 30, 2001 and 2000 were as follows:

                                    Average Balances
                                   Three Months Ended
                                        June 30,
                                   2001        2000
                                   ----        ----
                                    (In thousands)
Mortgage loans                     98,116      81,787
Consumer loans                     55,579      56,187
Construction loans                 33,956      36,284
Commercial loans                  175,633     137,798
                                  -------    -------
                                  363,284     312,056
                                  =======    =======

Interest  and fee  income on loans  increased  $830,000  or 11.2% in the  second quarter of 2001 compared to the same quarter in 2000,  while the average balance of loans increased $51.2 million or 16.4%. Interest income on federal funds sold and interest-bearing deposits increased $294,000 for the three months ended June
30,  2001  compared  to the same  three  months of 2000  because  of the  higher balances in federal  funds sold.  Interest  and  dividend  income on  investment securities  decreased  $378,000  during the three  months  ended  June 30,  2001 compared  to the same  three  months  of 2000.  because  of  lower  balances  in investment securities and lower yields.

The net interest rate spread  measures the difference  between the average yield on earning  assets and the  average  rate paid on  interest  bearing  sources of funds.  The net interest  rate spread for the  quarters  ended June 30, 2001 and
2000 was 3.65% and 4.40% respectively.

The following table presents average balances,  associated rates earned and paid for all interest earning assets and interest bearing liabilities,  and variances caused by volume and rates for the three months ended June 30, 2001 and June 30,
2000. (dollars in thousands)

                                         Three months ended              Three months ended
                                           June 30, 2001                    June 30, 2000           Increase (Decrease) Due To
                                      --------------------------    ---------------------------     --------------------------
                                      Average  Interest  Effective   Average  Interest  Effective   Volume    Rate      Total
                                      Balance    Yield     Rate      Balance    Yield     Rate     Variance  Variance  Variance
                                      -------  --------   ------     -------   ------    ------      -----    ----      -----
Loans, Net                            358,729    8,264     9.21%     308,308    7,434     9.64%      1,216    (386)       830
Interest-Bearing Deposits and FF Sold  28,646      319     4.45%       1,780       25     5.62%        377     (83)       294
Securities                             50,460      723     5.73%      62,097    1,101     7.09%       (206)   (172)      (378)
------------------------------------------------------------------  ----------------------------  ---------------------------
                                      437,835    9,306     8.50%     372,185    8,560     9.20%      1,387    (641)       746
------------------------------------------------------------------  ----------------------------  ---------------------------
Demand Deposits                        87,294      418     1.92%      67,227      294     1.75%         88      36        124
Savings                                33,724      199     2.36%      28,920      148     2.05%         25      26         51
Certificates of Deposit               248,180    3,688     5.94%     204,998    2,839     5.54%        598     251        849
Borrowings                             56,165      849     6.05%      66,006    1,123     6.81%       (167)   (107)      (274)
------------------------------------------------------------------  ----------------------------  ---------------------------
                                      425,363    5,154     4.85%     367,151    4,404     4.80%        543     207        750
------------------------------------------------------------------  ----------------------------  ---------------------------
Net interest income and spread                   4,152     3.65%                4,156     4.40%
Change                                                                                                 844    (848)       (4)

PROVISION  FOR LOAN LOSSES.  The  provision for loan losses was $836,000 for the three months ended June 30, 2001 compared to $239,000 for the three months ended
June 30, 2000. This increase was deemed  appropriate by management to adequately reserve for increases in commercial loans, weakening economic conditions, and to adequately reserve for loans acquired in the First Deposit merger. At the merger date First  Deposit  had $1.2  million in total loan loss  reserves  or 0.92% of total loans.  At June 30,  2001,  the loan loss reserve for the Company was $5.7 million or 1.35% of total loans compared to $3.6 million or 1.16% of total loans at June 30, 2000.  Management  deemed the allowance for loan losses  adequate at
June 30, 2001.

NONPERFORMING  ASSETS AND PAST DUE LOANS.  Nonperforming  assets,  comprised  of non-accrual  loans (generally loans on which payments are more than 90 days past due) and other real estate owned totaled $5.7 million or 1.1% of total assets at
June 30, 2001, and $943,000 or 0.2% of total assets at June 30, 2000. One reason for this increase is one loan for $2.4 million was placed on non-accrual  status on June 22, 2001,  but has since been paid off by the customer on July 20, 2001.
Had this loan not been  included,  non-performing  assets  would  have been $3.3 million or 0.62% of total assets.

NONINTEREST INCOME. Total noninterest income increased $17,000, or 1.8%, for the three months  ended June 30, 2001 versus the same three months in 2000.  Service charges on deposits  increased  $146,000 or 27.2% for the second quarter of 2001 verses the same period in 2000.  The Company sold equity  securities  during the second  quarter of 2001 for a net loss of  $45,000.  During  the same  period of
2000,  the Company  sold equity  securities  for a loss of $22,000.  Income from insurance  commissions decreased $40,000 or 24.5% in the three months ended June
30,  2001  compared  to the same  three  months  in 2000.  Miscellaneous  income decreased  $66,000 or 24.8% primarily because in the three months ended June 30,
2000 the Bank had $54,000 of gains on sales of real estate.

NONINTEREST EXPENSES. Total noninterest expenses increased $631,000 or 21.8% for the three  months  ended June 30, 2001 as  compared to the same three  months in
2000.  This increase was  primarily  the result of higher  salaries and employee benefits (which increased  $267,000)  resulting from annual wage increases and a higher number of employees because of the First Deposit merger. At June 30, 2001 the Bank and subsidaries had 170 full time equivalent  employees compared to 141 at June 30, 2000. Other operating expense increased  $277,000 or 31.7% primarily because of the First  Deposit  merger,  and a write off of $85,000  relating  to assets  formerly used in the Walmart  branch in Hiram,  Georgia which was closed when a newly constructed branch in Hiram was opened in April of 2001.

INCOME  TAXES.  Income tax  expense  for the  quarter  ended  June 30,  2001 was
$285,000 or 37.6% of pretax  income and  $642,000 or 32.6% of pretax  income for the same three month period in 2000. The difference  between these rates and the statutory  rate is  primarily  the  result  of  interest  income  on tax  exempt securities and the dividend  received  deduction on government  agency preferred stocks. Prior to January 1, 2001 the Bank had state tax credit carry forwards to offset the state  income tax.  The Bank is  expected to have a state  income tax expense  in 2001,  which  contributed  to the higher  income tax rates  reported above.

COMPARISON OF RESULTS OF  OPERATIONS  FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
1999

GENERAL.  Net  earnings  totaled  $1.8 million for the six months ended June 30,
2001,  compared  to $2.6 for the same six  months  of  2000.  This  decrease  is primarily the result of higher provision for loan losses and higher non-interest expenses.

NET INTEREST  INCOME.  Total interest income increased $1.3 million or 7.9%, and total interest expense  increased $1.1 million or 13.3% for the six months ended
June 30, 2001  compared to the same six months in 2000.  The following is a rate volume  analysis  for the six months  ended June 30,  2001 and 2000  showing the average balances, yields and variances caused by volume and yields.

                                         Six months ended                 Six months ended
                                          June 30, 2001                     June 30, 2000          Increase (Decrease) Due To
                                     ---------------------------    --------------------------    ---------------------------
                                     Average  Interest  Effective   Average  Interest  Effective   Volume    Rate      Total
                                     Balance    Yield     Rate      Balance    Yield     Rate     Variance  Variance  Variance
                                     -------  --------   ------     -------   ------    ------      -----    ----      -----
Loans, Net                            334,639   15,876    9.49%      301,146    14,291    9.49%      1,589     (4)      1,585
Interest-Bearing Deposits and FF Sold 20,270      479    4.73%        2,012        57    5.67%        517    (95)        422
Securities                            51,301    1,528    5.96%       62,932     2,226    7.07%       (411)  (287)       (698)
-----------------------------------------------------------------  ----------------------------  ----------------------------
                                     406,210   17,883    8.80%      366,090    16,574    9.05%      1,816   (507)      1,309
-----------------------------------------------------------------  ----------------------------  ----------------------------
Demand Deposits                       77,292      750    1.94%       67,357       592    1.76%         87     71         158
Savings                               30,076      332    2.21%       29,109       298    2.05%         10     24          34
Certificates of Deposit              234,208    7,032    6.00%      201,285     5,504    5.47%        900    628       1,528
Borrowings                            51,651    1,440    5.58%       63,353     2,040    6.44%       (377)  (223)       (600)
-----------------------------------------------------------------------------------------------  ----------------------------
                                     393,227    9,554    4.86%      361,104     8,434    4.67%        750    370       1,120
-----------------------------------------------------------------------------------------------  ----------------------------
Net interest income and spread                  8,329    3.94%                  8,140    4.38%
Change                                                                                                                   189

PROVISION  FOR LOAN LOSSES.  The  provision for loan losses was $1.0 million for the six months ended June 30, 2001 compared to $473,000 for the six months ended
June 30,  2000.  This  increase has been deemed  appropriate  by  management  to reflect the higher risk  associated  with the change in loan  portfolio mix to a higher  percentage  of  commercial  loans,  an  increase  in loan  volume of the consumer  finance  subsidiary of the Bank,  and the  acquisition of loans in the
First Deposit merger.

OTHER INCOME.  Total noninterest income increased $94,000,  or 4.8%, for the six months ended June 30, 2001 versus the same six months in 2000.  Service  charges on deposits  increased  $208,000 or 19.9% primarily because of the First Deposit merger.  Insurance commissions decreased $73,000 or 19.5%.  Miscellaneous income decreased $41,000 or 7.4% because the Bank had $54,000 of gains on sales of real estate in the six months ended June 30, 2000.

NONINTEREST EXPENSES.  Total noninterest expense increased $636,000 or 10.9% for the six months  ended June 30,  2001 as compared to the same six months in 2000.
Salaries and  employee  benefits  and other  operating  expenses are the primary reasons for the increase in non-interest  expense which were caused primarily by the First Deposit merger,  normal annual salary increases and the closing of the
Hiram Walmart branch. These items were discussed in the comparison of results of operations for the three months ended June 30, 2001 above.

INCOME TAXES. Income tax expense for the six months ended June 30, 2001 was $1.0 million  or 35.6% of income  before  tax,  and $1.2  million  or 32.4% of income before tax for the same six month period in 2000. The  difference  between these rates and the  statutory  rate is the  result of  interest  income on tax exempt
securities  and  the  dividend  received   deduction  on  some  preferred  stock
dividends.  The fact that the Bank had  state tax  credit  carry  forwards  also contributes  to a lower  income  tax rate as a  percent  of  pretax  income.  As discussed in the results of operations  for the three months ended June 30, 2001 and 2000 these state tax credit carry  forwards will all be used in the tax year ending December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES. Operating activities provided net cash proceeds of $4.5 million for the six months ended June 30, 2001.

Investing  activities provided $31.5 million of cash during the six months ended
June 30, 2001.  Securities and other investments sales, calls and maturities net of purchases  provided $21.6 million.  Loan sales and maturities  provided $21.4 million. The First Deposit merger used $11.2 million of net cash funds.

Financing  activities used $709,000 of cash during the six months ended June 30,
2001.  Deposit  liabilities   increased  $7.0  million  net  of  $103.6  million
acquired in the First  Deposit  merger.  Notes payable  decreased  $4.1 million as the result of payments on FHLB  advances.  The Company  borrowed $2.0 million from another financial  institution to partially fund the acquisition of
$3.5 million of treasury stock. Cash dividends paid were $1.2 million in the six months ended June 30, 2001. See the  Consolidated  Statements of Cash Flow for a
complete analysis of sources and uses of cash.

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

As of  June  30,  2001  the  Bank's  regulatory  capital  was in  excess  of all
applicable  regulatory  requirements.   At  June  30,  2001,  the  Bank's  total
risk-based  capital,  tier 1  risk-based  capital  and  tier 1  leverage  ratios amounted  to  11.6%,  10.3%  and  9.2%,  respectively,  compared  to  regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

            None.

      ITEM 2.  CHANGES IN SECURITIES

            None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               In connection with the Annual Meeting of Shareholders held on May
               17, 2001, the following results were certified:

               2,443,874 votes representing  86.1% of the 2,837,458  outstanding were received.

               1.   PROPOSAL TO APPROVE, RATIFY, CONFIRM AND ADOPT THE AGREEMENT
                    AND PLAN OF MERGER  DATED AS OF  JANUARY  18,  2001,  BY AND
                    AMONG FIRST DEPOSIT  BANCSHARES,  INC. DOUGLAS FEDERAL BANK,
                    FSB,  COMMUNITY FIRST BANKING  COMPANY,  AND COMMUNITY FIRST
                    BANK.

                         For:      1,953,562 (68.8%)
                         Against:      3,142
                         Abstain:     10,097
                         Non-vote:   477,073

               2.   PROPOSAL  TO  ELECT  THE  DIRECTOR  NOMINEES  NAMED  IN  THE
                    COMPANY'S 2001 PROXY STATEMENT.

                    Gary M. Bullock     For:      2,441,729
                                        Withheld:     2,145

                    Jerry L. Clayton    For:      2,441,879
                                        Withheld      1,995

                    Dean B. Tally       For:      2,438,249
                                        Withheld:     5,625

               3.   PROPOSAL TO RATIFY THE  APPOINTMENT  OF PORTER  KEADLE MOORE
                    LLP AS THE COMPANY'S INDEPENDENT ACCOUNTANTS.

                         For:      2,437,522
                         Against:        410
                         Abstain:      5,942

      ITEM 5.  OTHER INFORMATION

          On July 10, 2001,  the Company  entered into an Agreement  and Plan of
          Reorganization with BB&T Corporation ("BB&T"), a regional bank holding
          company  with  approximately  $64.2  billion  in  assets.   Under  the
          agreement,  each share of common stock of the Company  outstanding  at the effective time will be converted into the right to receive 0.98 of a share of common stock of BB&T,  plus cash in lieu of any  fractional share of BB&T  common  stock.  The  merger,  which is  subject  to the approval of the  Company's  shareholders  and banking  regulators,  is
          expected  to  be  completed  in  the  fourth   quarter  of  2001.  The
          transaction is expected to be accounted for as a purchase.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               1.  Agreement  and Plan of Merger by and  among  Community  First
               Banking   Company,   Community  First  Bank,  and  First  Deposit
               Bancshares, Inc. and Douglas Federal Bank dated as of January 18,
               2001 (incorporated by reference to the exhibit of the same number in the Company's  Registration Statement on Form S-4, Regis. No.
               333-56830)

          (b)  Reports on Form 8-K during the quarter ended June 30, 2001

               On January 18, 2001 the  Company  and First  Deposit  Bancshares,
               Inc.  filed a current  report on Form 8-K under  Item 5 to report entering into an Agreement and Plan of Merger.

               On June 7, 2001 the  Company  filed a current  report on Form 8-K under Item 2. to report the  consummation  of its  acquisition of
               First Deposit  Bancshares,  Inc.  ("First  Deposit")  through the merger of First Deposit and its bank subsidiary,  Douglas Federal
               Bank,  FSB,  with and into  Community  First Bank, a wholly owned subsidiary  of Community  First.  The banking  offices of Douglas
               Federal Bank became  branches of  Community  First Bank as of the merger date on May 23, 2001.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                         COMMUNITY FIRST BANKING COMPANY

Date:       August 14, 2001        /s/ Gary D. Dorminey
                                  ----------------------
                                    Gary D. Dorminey
                                       President
                              (Principal Executive Officer)

Date:       August 14, 2001       /s/ C. Lynn Gable
                                 -------------------
                                  C. Lynn Gable
                              Chief Financial Officer
                           (Principal Financial Officer)