Form 10-Q
period 2001-09-30
COMMUNITY FIRST BANKING CO
filed 2001-11-13
CIK 1035903

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the quarterly period ended September 30, 2001

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

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest  practicable  date: As of November 1, 2001, there
were  3,523,073   shares  issued  and  3,523,073   shares   outstanding  of  the
Registrant's Common Stock, par value $.01 per share.

CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

     Consolidated  Balance Sheets as of September 30, 2001  (unaudited) and December
          31, 2000

     Consolidated  Statements  of Earnings for the Three Months and Nine Months Ended September 30,
          2001 and 2000 (unaudited)

     Consolidated Statements of Comprehensive  Income for the Three Months and Nine Months Ended
          September 30, 2001 and 2000 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                             COMMUNITY FIRST BANKING COMPANY
                               Consolidated Balance Sheets
                                (In thousands of dollars)

                                                                September 30,  December 31,
                                                                     2001         2000
                                                                  (unaudited)   (audited)
                           Assets
Cash and due from banks ........................................      2,963      6,885
Interest-bearing deposits in financial institutions ............     12,357        533
Federal funds sold .............................................     56,731        200
                                                                   --------   --------
   Cash and cash equivalents ...................................     72,051      7,618

Securities available for sale ..................................     44,727     58,889
Securities held to maturity ....................................         38        167
Other investments ..............................................      3,465      3,112
Mortgage loans held for sale ...................................        176         57
Loans, net .....................................................    394,652    308,007
Premises and equipment net .....................................     12,411      8,004
Accrued interest receivable ....................................      3,653      3,537
Other real estate and repossessions ............................        643        474
Intangible assets ..............................................      3,806        876
Other assets ...................................................      3,636      3,765
                                                                   --------   --------
   Total assets ................................................    539,258    394,506
                                                                   ========   ========
                          Liabilities and Stockholders' Equity

Deposits:
  Demand .......................................................     19,685     14,508
  Interest-bearing demand ......................................     79,035     52,873
  Savings ......................................................     42,544     26,281
  Time .........................................................    206,316    146,841
  Time, over $100,000 ..........................................     84,031     71,728
                                                                   --------   --------
     Total deposits ............................................    431,611    312,231

Note payable and other borrowings ..............................     52,864     45,245
Federal funds purchased ........................................        331        903
Accrued interest payable and other liabilities .................      8,519      4,431
                                                                   --------   --------
     Total liabilities .........................................    493,325    362,810
                                                                   --------   --------
Stockholders' Equity:
 Common stock, $.01 par, 10,000,000 authorized, 3,523,073 issued         35         33
 Additional paid in capital ....................................     15,348     10,846
 Retained earnings .............................................     30,538     29,074
 Treasury stock at cost ........................................        --      (6,666)
 Accumulated other comprehensive income and (loss) .............         12     (1,591)
                                                                   --------   --------
     Total stockholders' equity ................................     45,933     31,696
                                                                   --------   --------
  Total liabilities and stockholders' equity ...................    539,258    394,506
                                                                   ========   ========

See Notes to Consolidated Financial Statements.

                           COMMUNITY FIRST BANKING COMPANY
                         Consolidated Statement of Earnings
                                     (Unaudited)
                              (In thousands of dollars)

                                                                                 Three Months Ended       Nine Months Ended
                                                                                     September 30,         September 30,
                                                                                   2001         2000      2001       2000
                                                                                ---------------------   ------------------
Interest income:
 Interest and fees on loans ....................................................     9,427      7,550    25,303     21,841
 Interest-bearing deposits  and federal funds sold .............................       442         28       921         85
 Interest and dividends on investment securities:
   U.S. Govt. agency and mortgage-backed .......................................       646        993     2,050      3,051
   State, county and municipals ................................................      --            1         3          4
   Other .......................................................................        70         89       191        254
                                                                                   -------    -------   -------    -------
     Total interest income .....................................................    10,585      8,661    28,468     25,235
                                                                                   -------    -------   -------    -------
Interest Expense:
 Interest on deposits:
   Demand ......................................................................       469        290     1,219        882
   Savings .....................................................................       221        145       553        443
   Time ........................................................................     4,032      3,130    11,064      8,634
                                                                                   -------    -------   -------    -------
                                                                                     4,722      3,565    12,836      9,959
Interest on note payable and other borrowings ..................................       749      1,043     2,189      3,083
                                                                                   -------    -------   -------    -------
          Total interest expense ...............................................     5,471      4,608    15,025     13,042
                                                                                   -------    -------   -------    -------
           Net interest income .................................................     5,114      4,053    13,443     12,193
Provision for loan losses ......................................................       (67)       241       981        714
                                                                                   -------    -------   -------    -------
          Net interest income after provision for loan losses ..................     5,181      3,812    12,462     11,479
                                                                                   -------    -------   -------    -------
Noninterest income:
   Service charges on deposits .................................................       726        589     1,977      1,632
   Gain (Loss) on calls and sales of securities available for sale .............       (18)       123       (47)        94
   Insurance commissions .......................................................       163        153       465        528
   Miscellaneous ...............................................................       210        228       721        780
                                                                                   -------    -------   -------    -------
          Total noninterest income .............................................     1,081      1,093     3,116      3,034
                                                                                   -------    -------   -------    -------
Noninterest expenses:
   Salaries and employee benefits ..............................................     1,906      1,652     5,570      5,022
   Occupancy and equipment .....................................................       335        311     1,027        947
   Deposit insurance premiums ..................................................        19         38        49         69
   Amortization of goodwill intangible .........................................        52        --         69        --
   Other operating .............................................................       969        850     3,019      2,630
                                                                                   -------    -------   -------    -------
         Total noninterest expense .............................................     3,281      2,851     9,734      8,668
                                                                                   -------    -------   -------    -------
         Earnings before income taxes ..........................................     2,981      2,054     5,844      5,845
Income tax expense .............................................................     1,140        660     2,158      1,887
                                                                                   -------    -------   -------    -------
         Net earnings before cumulative effect of change in accounting principle     1,841      1,394     3,686      3,958
Cumulative effect of change in accounting principle net of tax of $42,000 ......       --         --        (68)       --
                                                                                   -------    -------   -------    -------
               Net earnings ....................................................     1,841      1,394     3,618      3,958
                                                                                   =======    =======   =======    =======
 EPS before change in accounting principle .....................................      0.52       0.49      1.16       1.42
 EPS before change in accounting principle diluted .............................      0.49       0.49      1.11       1.42
 EPS ...........................................................................      0.52       0.49      1.13       1.42
 EPS Diluted ...................................................................      0.49       0.49      1.09       1.42

See Notes to Consolidated Financial Statements.

                              COMMUNITY FIRST BANKING COMPANY
                      Consolidated Statements of Comprehensive Income
                           (Unaudited - in thousands of dollars)

                                                                                  Three Months Ended    Nine Months Ended
                                                                                      September 30,       September 30,
                                                                                      2001      2000      2001      2000
                                                                                      ----      ----      ----      ----
Net earnings ......................................................................  1,841     1,394     3,618     3,958
                                                                                     -----     -----     -----     -----
Other  comprehensive  income,  net of  income  taxes:
 Unrealized  gains (losses) on securities available for sale ......................  1,317     2,002     2,660     1,692
  Income tax effect of gains ......................................................   (509)     (761)   (1,028)     (643)
                                                                                     -----     -----     -----     -----
    Unrealized gains (losses) arising during the period, net of tax ...............    808     1,241     1,632     1,049
                                                                                     -----     -----     -----     -----
  Less: Reclassification adjustment for gains (losses) included in net earnings ...    (18)      123       (47)       94
   Income tax on reclassification adjustments .....................................     (7)       46       (18)       36
                                                                                     -----     -----     -----     -----
    Reclassification adjustment for gains included in net earnings, net of tax ....    (11)       77       (29)       58
                                                                                     -----     -----     -----     -----
     Other comprehensive income (loss) ............................................    797     1,318     1,603     1,107
                                                                                     -----     -----     -----     -----
COMPREHENSIVE INCOME ..............................................................  2,638     2,712     5,221     5,065
                                                                                     =====     =====     =====     =====

See Notes to Consolidated Financial Statements.

                                  COMMUNITY FIRST BANKING COMPANY
                               Consolidated Statements of Cash Flows
                               (Unaudited - in thousands of dollars)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                           2001       2000
                                                                           ----       ----
Net earnings ........................................................     3,618      3,958
Cumulative effect of change in accounting principle .................        68        --
  Depreciation, amortization and accretion ..........................       815        531
  Provision for loan losses .........................................       981        714
  Deferred income tax expense (benefit)                                    --           11
  Loss (gain) on calls and sales of securities available for sale ...        47        (94)
  Loss (gain) on sale of other real estate ..........................      --          (50)
  Loss (gain) on sales of premises and equipment, net ...............        84        (45)
  Gain on sale of loans .............................................       (58)       --
  Change in:
    Mortgage loans held for sale ....................................      (119)       (26)
    Accrued interest receivable .....................................       713       (387)
    Other assets ....................................................     1,230        (64)
    Accrued interest payable ........................................       (61)       900
    Other liabilities ...............................................     1,669        738
                                                                        -------    -------
       Net cash provided by operating activities ....................     8,987      6,186
                                                                        -------    -------

Cash flows from investing activities:
  Proceeds from sales securities available for sale .................    17,417      2,480
  Proceeds from maturities of securities held to maturity ...........       129         13
  Proceeds from calls and maturities of securities available for sale    11,146      3,375
  Sales of other investments ........................................       797        --
  Proceeds from sales of other investments ..........................       --          61
  Purchases of securities available for sale ........................    (2,706)       --
  Proceeds from sales of loans ......................................    16,893        --
  Net change in loans ...............................................    26,777    (18,976)
  Proceeds from sale of real estate and repossessions ...............     1,803        --
  Proceeds from sales of premises and equipment......................       --         219
  Purchases of premises and equipment ...............................      (404)      (583)
  Payment in connection with merger, net of cash acquired ...........   (11,188)       --
                                                                        -------    -------
       Net cash provided by (used in) investing activities ..........    60,664    (13,411)
                                                                        -------    -------

Cash flows from financing activities:
  Net change in demand and savings deposits .........................    10,384     (1,627)
  Net change in time deposits .......................................     5,412     16,094
  Payment of note payable and other borrowings ......................   (16,997)    (9,803)
  Proceeds of note payable and other borrowings .....................     1,988      9,000
  Repay federal funds purchased .....................................      (572)    (3,966)
  Treasury stock purchased ..........................................    (3,483)      (657)
  Cash dividend paid ................................................    (1,950)    (1,538)
                                                                        -------    -------
      Net cash provided by (used in) financing activities ...........    (5,218)     7,503
                                                                        -------    -------
      Net change in cash and cash equivalents .......................    64,433        278
Cash and cash equivalents at beginning of year ......................     7,618     10,397
                                                                        -------    -------
Cash and cash equivalents at quarter end ............................    72,051     10,675
                                                                        =======    =======
See Notes to Consolidated Financial Statements.

                                                                        Nine Months Ended
                                                                           September 30,
Supplemental disclosure of cash flow information:                         2001       2000
                                                                          ----       ----
  Cash paid for:
     Interest........................................................   14,558     12,142
     Income taxes....................................................    1,682      2,198

     Fair value of assets acquired in Merger.......................... 157,978
     Cash paid in connection with Merger.............................. (15,212)
                                                                       -------
     Liabilities assumed in merger.................................... 142,766
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
which means that, for accounting and financial  reporting  purposes,  the assets and  liabilities  of First Deposit as of the  effective  time of the merger were recorded at their  respective  fair  values and added to those of the Bank.  The
Company's  financial  statements for the period ended September 30, 2001 reflect such values and prior  financial  statements are not restated  retroactively  to reflect First Deposit's historical financial position or results of operations.

MERGER AGREEMENT WITH BB&T CORPORATION

On  July  10,  2001,  the  Company   entered  into  an  Agreement  and  Plan  of
Reorganization with BB&T Corporation  ("BB&T"),  a regional bank holding company with  approximately  $70.3  billion in assets as of October 29, 2001.  Under the agreement,  each  share  of  common  stock  of the  Company  outstanding  at the effective  time will be  converted  into the right to receive 0.98 of a share of common stock of BB&T,  plus cash in lieu of any fractional  share of BB&T common
stock.  The  merger,   which  is  subject  to  the  approval  of  the  Company's
shareholders and banking  regulators,  is expected to be completed in the fourth quarter of 2001. The transaction is expected to be accounted for as a purchase.

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

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2001. The  accompanying  consolidated  financial statements and related notes of Community  First Banking  Company and subsidiary should be read in conjunction with the audited consolidated financial statements and related notes  included in the Company's  Annual Report on Form 10-K for the
year ended December 31, 2000.

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

NOTE 4.  EARNINGS PER COMMON SHARE

Earnings  per common  share  calculations  for the three and nine month  periods ended  September 30, 2001 and 2000 are  presented  based on the net earnings for the three and nine  months  divided  by the  weighted  average  number of shares outstanding,  or 3,523,073  and  3,187,699  shares (three months and nine months ended  September 30, 2001) and  2,829,364  and 2,781,285  shares (three and nine months ended September 30, 2000).  Diluted  earnings per common share takes into account the effect of  dilution  from the  assumed  exercise of all  outstanding stock  options and awards.  Diluted  earnings per common share is  calculated by dividing  net  earnings  by the  average  number  of common  shares  outstanding adjusted  for the  incremental  shares  resulting  from the exercise of dilutive stock options during the period, or 3,722,299 and 2,829,364 shares for the three months  ended  September  30,  2001 and 2000  respectively,  and  3,318,784  and
2,781,285 for the nine months ended September 30, 2001 and 2000.

NOTE 5. DIVIDENDS DECLARED

On March 15, 2001 the Board of Directors of the Company approved a cash dividend of $.20 per share payable April 2, 2001 for  stockholders of record on March 16,
2001.  On June 21, 2001 the Board of  Directors  of the Company  approved a cash dividend of $.225 per share payable July 2, 2001 for  stockholders  of record on
June 22,  2001.  On  September  20, 2001 the Board of  Directors  of the Company
approved  a cash  dividend  of $.225  per  share  payable  October  1,  2001 for stockholders of record on September 20, 2001.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT September 30, 2001 AND DECEMBER 31, 2000

On September 30, 2001 the Company had total assets of $539.3 million compared to
$394.5  million at December 31, 2000.  This increase in assets of $144.8 million or 36.7% is due to the First  Deposit  merger  discussed  under  note one above.
First  Deposit had total assets of $158.0  million on the merger date of May 23,
2001.

Cash and cash  equivalents  increased $64.4 million during the nine months ended
September  30, 2001.  Of this amount,  $4.0 million came from the First  Deposit merger.

Securities  decreased  $14.3 million during the nine months ended  September 30,
2001.  Sales of securities  available for sale totaled $17.4 million,  and calls and  maturities  totaled  $11.1  million in the nine months ended  September 30,
2001. Securities available for sale acquired in the First Deposit merger totaled
$9.2 million,  and other  purchases  totaled $2.7 million during the nine months ended  September  30,  2001.  Other  investments  increased  $353,000  from  the acquisition  of $1.2 million in Federal Home Loan Bank (FHLB) stock in the First
Deposit  merger and a redemption  of $797,000 of FHLB stock by the FHLB in March
2001.

Net loans  increased  $86.6 million in the nine months ended September 30, 2001.
Net loans received from the First Deposit merger were $130.8 million. A total of
$16.9 million of loans were sold in the nine months ended September 30, 2001.

Premises and equipment increased $4.4 million in the nine months ended September
30, 2001, as a result of the First Deposit merger. Two branches were acquired in the  First  Deposit  merger.  One  branch  located  at  8444  Campbellton  Road,
Douglasville,  Georgia includes the main office of Douglas Federal Bank, another commercial  building  now  leased to a  mortgage  lending  company,  and a house converted into offices.  These three  buildings are located on 1.8 acres of land with a total  appraised  fair  value of $1.6  million  for the  land  and  three buildings.  The second branch is located at 1855 Thornton Road,  Lithia Springs,
Georgia with an appraised  fair value of  $900,000.  Also  acquired in the First
Deposit merger were four parcels of vacant land held by Douglas Federal Bank for future branches. These four parcels of land have an appraised fair value of $2.0 million.  Furniture  fixtures and equipment acquired in the First Deposit merger was recorded at $151,000.

Accrued interest receivable increased $116,000 at September 30, 2001 compared to
December 31, 2000 as a result of the higher outstanding loan balances because of the First Deposit merger.

Intangible  assets increased $2.9 million in the nine months ended September 30,
2001 as a result of the First Deposit merger.  Total goodwill  recorded from the
First Deposit merger was $3.1 million.

Real  estate and  repossessions  increased  $169,000  in the nine  months  ended
September 30, 2001 from  foreclosure  on two one to four family  loans.  Douglas
Federal  Bank held a fully owned  subsidary  (Pinehurst  Corporation)  which was involved  in real  estate  development  and  sales.  At the merger the assets of
Pinehurst  Corporation  were merged into the Bank at an appraised  fair value of
$1.8 million.  During the quarter ended September 30, 2001 the Bank sold all the remaining properties from Pinehurst at the appraised value.

Other  assets  decreased  $129,000 in the nine months ended  September  30, 2001 primarily from a $211,000 decrease in value of an interest rate cap owned by the
Bank.

Total deposit  liabilities  increased  $119.4  million from December 31, 2000 to
September 30, 2001.  The First Deposit  merger  transferred in $103.6 million of deposit  liabilities.  Demand  deposits  increased  $31.3  million and the First
Deposit merger transferred in $33.9 million.  The Bank's demand deposits without the First Deposit merger decreased by $2.6 million.  Savings deposits  increased
$16.3 million.  The First Deposit merger  transferred in $3.3 million of savings deposits.  Time deposits less than and equal to $100,000 increased $59.5 million of which the First Deposit merger  transferred  in $49.9 million.  Time deposits over $100,000  increased $12.3 million.  The First Deposit merger transferred in
$15.7 million. A brokered deposit of the Bank matured on March 23, 2001 reducing deposits greater than $100,000 by $8.7 million.

Note payable and other borrowings  increased $7.6 million during the nine months ended September 30, 2001. The First Deposit merger  transferred in $22.6 million of notes payable from FHLB  Atlanta,  and the Bank paid off $6.1 million of this amount  between the merger date and September 30, 2001.  The Bank paid off $10.9 million of other FHLB advances in the nine months ended  September 30, 2001. The
Company borrowed $2.0 million from another financial institution. These proceeds were used to help fund the purchase of treasury stock by the Company.

Federal funds purchased by the Bank decreased  $572,000 in the nine months ended
September 30, 2001.

Accrued interest and other liabilities increased $4.1 million in the nine months ended September 30, 2001.  Accrued  interest  increased  $468,000 because of the higher deposit  balances and notes payable caused by the First Deposit merger. A
$1.3 million liability was recorded relating to employment contract  liabilities created  by the  First  Deposit  merger.  Escrow  liability  balances  increased
$758,000 because of the higher loan balances created by the First Deposit merger and normal increases during the year before property taxes are paid.

Total  stockholders'  equity  increased  $14.2  million in the nine months ended
September  30,  2001.  Common stock  increased  $2,410 from the issue of 241,019 shares (in the First  Deposit  merger) at $.01 par value and a market  value (at the First Deposit merger date) of $20.25 per share with the  difference  between par and market value increasing paid in capital by $4.9 million.  Treasury stock decreased  $6.7  million.  Purchases of treasury  stock in the nine months ended
September 30, 2001 totaled $3.5 million,  and 482,656  shares of treasury  stock were  reissued  with an  acquired  cost of $10.1  million  in the First  Deposit merger.  The  difference  between  the market  value  ($20.25)  and the  average acquired  cost ($21.03) of the treasury  shares  reissued was charged to paid in capital  ($376,000).  Retained earnings  increased $1.5 million from earnings of
$3.6 million less  dividends of $2.1 million.  Accumulated  other  comprehensive loss decreased $1.6 million resulting in accumulated other comprensive income at
September 30, 2001 of $12,000.  This change in accumulated  other  comprehensive income is the result of the impact of a declining  interest rate  environment on the securities portfolio.

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

COMPARISON  OF RESULTS OF  OPERATIONS  FOR THE THREE MONTHS ENDED  SEPTEMBER 30,
2001 AND 2000

GENERAL.  Net earnings totaled $1.8 million for the three months ended September
30, 2001, a increase of $447,000 over the $1.4 million  earned in the same three months in 2000.  This  increase  is  primarily  the result of the First  Deposit merger and adjustments to the loan loss  provisions  resulting from decreases in the size of the loan portfolio.

NET INTEREST  INCOME.  Net interest  income for the three months ended September
30, 2001 increased $1.1 million or 26.2% compared to the same three month period in 2000.  Total interest  income  increased  $1.9 million or 22.2%,  while total interest  expense  increased  $863,000 or 18.7%. The increase in interest income was caused by higher average loan balances and higher interest-bearing  deposits and federal funds sold during the three months ended September 30, 2001 compared to the same three months in 2000.  The higher  average loan balances were caused primarily by the First Deposit merger.

The average  balance of loans by type for the three months ended  September 30,
2001 and 2000 were as follows:

                                   Average Balances
                                  Three Months Ended
                                    September 30,
                                   2001        2000
                                   ----        ----
                                    (In thousands)
Mortgage loans                    118,779      79,490
Consumer loans                     58,448      55,229
Construction loans                 40,100      34,578
Commercial loans                  191,761     142,973
                                  -------     -------
                                  409,088     312,270
                                  =======     =======

Interest  and fee income on loans  increased  $1.9 million or 24.9% in the third quarter of 2001 compared to the same quarter in 2000,  while the average balance of loans increased $96.8 million or 31.0%. Interest income on federal funds sold and  interest-bearing  deposits  increased  $414,000  for the three months ended
September  30,  2001  compared to the same three  months of 2000  because of the higher  balances  in  federal  funds  sold.  Interest  and  dividend  income  on investment securities decreased $367,000 during the three months ended September
30, 2001 compared to the same three months of 2000 because of lower balances in investment securities and lower yields.

The net interest rate spread  measures the difference  between the average yield on earning  assets and the  average  rate paid on  interest  bearing  sources of funds.  The net interest rate spread for the quarters  ended  September 30, 2001 and 2000 was 3.90% and 4.19% respectively.

The following table presents average balances,  associated rates earned and paid for all interest earning assets and interest bearing liabilities,  and variances caused by volume and rates for the three  months  ended  September  30, 2001 and
September 30, 2000. (dollars in thousands)

                                      Three months ended             Three months ended
                                      September 30, 2001             September 30, 2000          Increase (Decrease) Due To
                                    --------------------------    ---------------------------    --------------------------
                                    Average Interest Effective    Average  Interest Effective    Volume    Rate      Total
                                    Balance    Yield  Rate        Balance    Yield     Rate     Variance  Variance  Variance
                                    -------    -----  ----        -------    -----     ----     --------  --------  --------
Loans Net                           403,179    9,427  9.35%        308,415   7,550     9.79%     2,320     (443)     1,877
Interest Bearing Dep. and FF Sold    52,868      442  3.34%          1,838      28     6.09%       777     (363)       414
Securities                           50,174      716  5.71%         65,056   1,083     6.66%      (248)    (119)      (367)
                                    -----------------------        -------------------------    ---------------------------
                                    506,221   10,585  8.36%        375,309   8,661     9.23%     2,849     (925)     1,924
                                    -----------------------        -------------------------    ---------------------------
Demand Deposits                      95,880      469  1.96%         65,579     290     1.77%       134       45        179
Savings                              42,025      221  2.10%         27,967     145     2.07%        73        3         76
Certificates of Deposit             288,216    4,032  5.60%        211,194   3,130     5.93%     1,142     (240)       902
Borrowings                           64,039      749  4.68%         61,194   1,043     6.82%        48     (342)      (294)
                                    -----------------------        -------------------------    ---------------------------
                                    490,160    5,471  4.46%        365,934   4,608     5.04%     1,397     (534)       863
                                    -----------------------        -------------------------    ---------------------------
Net interest income and spread                 5,114  3.90%                  4,053     4.19%
Change                                                                                           1,452     (391)     1,061

PROVISION FOR LOAN LOSSES.  The provision for loan losses was a negative $67,000 for the three months ended September 30, 2001 compared to an expense of $241,000 for the three months ended  September  30, 2000.  This decrease in provision for loan loss was deemed  appropriate by management because of the decrease in loans outstanding  at September  30, 2001 as compared to June 30, 2001.  The loan loss reserve  for the Company as a percent of total  loans  outstanding  was 1.35% at
September  30, 2001 which is the same ratio of loan loss  reserve to total loans at June 30, 2001. At September 30, 2000 the loan loss reserve to total loans was
1.20% and 1.22% at December 31, 2000.  Management  deemed the allowance for loan losses adequate at September 30, 2001.

NONPERFORMING  ASSETS AND PAST DUE LOANS.  Nonperforming  assets,  comprised  of non-accrual  loans (generally loans on which payments are more than 90 days past due), other real estate owned, and other repossessed assets totaled $2.7 million or 0.5% of total assets at September 30, 2001, and $2.5 million or 0.6% of total assets at September 30, 2000.

NONINTEREST INCOME. Total noninterest income decreased $12,000, or 1.1%, for the three months ended September 30, 2001 versus the same three months in 2000. This decrease is primarily  because of the gain on sales of securities of $123,000 in the three months ended  September 30, 2000 compared to a loss of $18,000 for the same three months in 2001.  The above decrease in gain on sale of securities was offset by an increase in service  charges on deposits of $137,000  for the three months  ended  September  30,  2001  compared  to the same three  months of 2000 because of the First Deposit merger.

NONINTEREST EXPENSES. Total noninterest expenses increased $430,000 or 15.1% for the three months ended  September  30, 2001 compared to the same three months in
2000.  This increase was  primarily  the result of higher  salaries and employee benefits (which increased  $254,000)  resulting from annual wage increases and a higher number of employees because of the First Deposit merger. At September 30,
2001 the Bank and subsidaries had 169 full time equivalent employees compared to
144 at September  30, 2000.  Amortization  of goodwill  recorded  from the First
Deposit merger was $52,000 in the three months ended  September 30, 2001.  Other operating  expense  increased  $119,000 or 14.0% primarily  because of the First
Deposit merger.

INCOME TAXES.  Income tax expense for the quarter  ended  September 30, 2001 was
$1.1 million or 38.2% of pretax  income and  $660,000 or 32.1% of pretax  income for the same three month period in 2000. The difference  between these rates and the statutory  rate is the result of interest  income on tax exempt  securities, the dividend received  deduction on government agency preferred stocks and state tax  credit  carry  forwards.  Prior to  January  1, 2001 the Bank had state tax credit  carry  forwards to offset the state  income tax. The Bank is expected to have a state income tax expense in 2001, which  contributed to the higher income tax rates reported above.

COMPARISON  OF RESULTS OF  OPERATIONS  FOR THE NINE MONTHS ENDED  SEPTEMBER  30,
2001 AND 2000

GENERAL.  Net earnings  totaled $3.6 million for the nine months ended September
30, 2001,  compared to $4.0 for the same nine months of 2000.  This  decrease is primarily  the result of higher  provision for loan losses and higher income tax rates.

NET INTEREST INCOME.  Total interest income increased $3.2 million or 12.8%, and total interest expense increased $2.0 million or 15.2% for the nine months ended
September 30, 2001 compared to the same nine months in 2000.  The following is a rate volume  analysis  for the nine  months  ended  September  30, 2001 and 2000 showing the average balances, yields and variances caused by volume and yields.

                                      Nine months ended              Nine months ended
                                      September 30, 2001             September 30, 2000          Increase (Decrease) Due To
                                    --------------------------    ---------------------------    --------------------------
                                    Average Interest Effective    Average  Interest Effective    Volume    Rate      Total
                                    Balance    Yield  Rate        Balance    Yield     Rate     Variance  Variance  Variance
                                    -------    -----  ----        -------    -----     ----     --------  --------  --------
Loans Net                           357,158   25,303  9.45%       303,569    21,841   9.59%      3,856      (394)     3,462
Interest Bearing Dep. and FF Sold    31,136      921  3.94%         1,775        85   6.38%      1,406      (570)       836
Securities                           50,925    2,244  5.88%        65,601     3,309   6.73%       (740)     (325)    (1,065)
---------------------------------------------------------------------------------------------------------------------------
                                    439,219   28,468  8.64%       370,945    25,235   9.07%      4,522    (1,289)     3,233
---------------------------------------------------------------------------------------------------------------------------
Demand Deposits                      83,488    1,219  1.95%        66,764       882   1.76%        221       116        337
Savings                              34,059      553  2.16%        28,728       443   2.06%         82        28        110
Certificates of Deposit             252,211   11,064  5.85%       204,589     8,634   5.63%      2,010       420      2,430
Borrowings                           55,780    2,189  5.23%        62,634     3,083   6.56%       (337)     (557)      (894)
---------------------------------------------------------------------------------------------------------------------------
                                    425,538   15,025  4.71%       362,715    13,042   4.79%      1,976         7      1,983
---------------------------------------------------------------------------------------------------------------------------
Net interest income and spread                13,443  3.93%                  12,193   4.28%
Change                                                                                                                1,250

PROVISION  FOR LOAN LOSSES.  The  provision for loan losses was $981,000 for the nine months ended  September  30, 2001  compared to $714,000 for the nine months ended  September  30,  2000.  This  increase  has  been  deemed  appropriate  by management  to  reflect  the  higher  risk  associated  with the  change in loan portfolio mix to a higher  percentage of commercial  loans,  an increase in loan volume of the consumer  finance  subsidiary of the Bank, and the  acquisition of loans in the First Deposit merger.

OTHER INCOME.  Total noninterest income increased $82,000, or 2.7%, for the nine months  ended  September  30, 2001 versus the same nine months in 2000.  Service charges on deposits  increased  $345,000 or 21.1% primarily because of the First
Deposit  merger.  Gain on sales of  securities  decreased  $141,000 for the nine months ended  September  30, 2001  compared to the same nine months in 2000.  In
September of 2000 the Company sold equity securities from its available for sale portfolio for a gain of $136,000.  Insurance  commissions  decreased  $63,000 or
11.9%. Miscellaneous income decreased $59,000 or 7.6% primarily because of lower commissions earned by the securities subsidary of the Bank.

NONINTEREST EXPENSES.  Total noninterest expense increased $1.1 million or 12.3%
for the nine months ended September 30, 2001 compared to the same nine months in
2000.  Salaries  and  employee  benefits  and other  operating  expenses are the primary  reasons for the  increase  in  non-interest  expense  which were caused primarily by the First Deposit  merger,  normal annual salary  increases and the closing of the Hiram  Walmart  branch.  The Bank wrote off  $85,000  relating to assets  formerly used in the Walmart  branch in Hiram,  Georgia which was closed when a newly constructed branch in Hiram was opened in April of 2001.

INCOME  TAXES.  Income tax expense for the nine months ended  September 30, 2001 was $2.2  million or 36.9% of income  before tax,  and $1.9  million or 32.3% of income before tax for the same nine month period in 2000. The difference between these  rates and the  statutory  rate is the  result of  interest  income on tax exempt  securities and the dividend  received  deduction on some preferred stock dividends.  The fact that the Bank had  state tax  credit  carry  forwards  also contributes  to a lower  income  tax rate as a  percent  of  pretax  income.  As discussed in the results of operations for the three months ended  September 30,
2001 and 2000 these state tax credit carry  forwards will all be used in the tax year ending December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES. Operating activities provided net cash proceeds of $9.0 million for the nine months ended September 30, 2001.

Investing activities provided $60.7 million of cash during the nine months ended
September 30, 2001. Securities and other investments sales, calls and maturities net of purchases  provided  $26.8 million.  Loan sales and  maturities  provided
$43.7 million. The First Deposit merger used $11.2 million of net cash funds.

Financing  activities  used $5.2  million of cash during the nine  months  ended
September 30, 2001.  Deposit  liabilities  increased $15.8 million net of $103.6 million  acquired in the First Deposit  merger.  Notes payable  decreased  $17.0 million as the result of payments on FHLB  advances.  The Company  borrowed $2.0 million from another financial  institution to partially fund the acquisition of
$3.5 million of treasury  stock.  Cash  dividends  paid were $2.0 million in the nine months ended  September 30, 2001. See the  Consolidated  Statements of Cash
Flow for a complete analysis of sources and uses of cash.

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

As of  September  30,  2001 the Bank's  regulatory  capital was in excess of all applicable  regulatory  requirements.  At September  30, 2001,  the Bank's total risk-based  capital,  tier 1  risk-based  capital  and  tier 1  leverage  ratios amounted  to  12.5%,  11.2%  and  8.2%,  respectively,  compared  to  regulatory requirements of 8.0%, 4.0% and 4.0%, respectively.

PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

               None.

      ITEM 2.  CHANGES IN SECURITIES

               None.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               None.

      ITEM 5.  OTHER INFORMATION

               On July 10, 2001, the Company  entered into an Agreement and Plan of Reorganization with BB&T Corporation ("BB&T"), a regional bank holding company with approximately  $70.3 billion in assets as of
               October 29, 2001. Under the agreement, each share of common stock of  the  Company  outstanding  at  the  effective  time  will  be converted  into the  right to  receive  0.98 of a share of common stock of BB&T, plus cash in lieu of any fractional  share of BB&T common stock. The merger, which is subject to the approval of the
               Company's shareholders and banking regulators,  is expected to be completed  in the fourth  quarter  of 2001.  The  transaction  is expected to be accounted for as a purchase.

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
               333-56830)

          (b)  Reports on Form 8-K during the quarter ended September 30, 2001

               None.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                         COMMUNITY FIRST BANKING COMPANY

Date:       November 13, 2001        /s/ Gary D. Dorminey
                                  ----------------------
                                    Gary D. Dorminey
                                       President
                              (Principal Executive Officer)

Date:       November 13, 2001       /s/ C. Lynn Gable
                                 -------------------
                                  C. Lynn Gable
                              Chief Financial Officer
                           (Principal Financial Officer)